Form 10-K
period 1993-12-31
HADSON CORP
filed 1994-03-29
CIK 44801

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
 ( X )        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934 (FEE REQUIRED)
              For the fiscal year ended December 31, 1993
                                                                  OR
 (  )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the
              transition period from ...........  to .............



                         COMMISSION FILE NUMBER 1-9891


                               HADSON CORPORATION

             (Exact name of registrant as specified in its charter)


                             DELAWARE                                              31-0679954
                (State or other jurisdiction of                                 (I.R.S. Employer
                incorporation or organization)                                  Identification No.)

          2777 STEMMONS FREEWAY, SUITE 700, DALLAS, TEXAS                                75207
               (Address of principal executive offices)                               (Zip Code)

      Registrant's telephone number, including area code:  (214) 640-6800

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                             Name of each exchange
              Title of each class                            on which registered
              -------------------                            -------------------
          Common Stock, $.01 par value                       New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                  Junior Exercisable Automatically Convertible
                   Preferred Stock, Series B, $.01 par value

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            YES  X         NO
                               _____         _____

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. (   )

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                            YES  X         NO
                               _____         _____

     Aggregate market value of the voting stock held by non-affiliates of the registrant based on closing prices as reported on the New York Stock Exchange on March 14, 1994 was approximately: $25,806,000

     25,689,147 shares of Common Stock, par value $.01 per share, were outstanding as of March 14, 1994.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 1994 to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (to the extent set forth in Items 10, 11, 12 and 13 of Part III of this report) are incorporated by reference.
================================================================================

                               TABLE OF CONTENTS


                                     PART I

                                                                                        PAGES
                                                                                        -----
Item 1.      BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1
             General  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1
             Recent Developments  . . . . . . . . . . . . . . . . . . . . . . . . . .      1
             Financial Information about Industry Segments  . . . . . . . . . . . . .      4
             Energy Products and Services . . . . . . . . . . . . . . . . . . . . . .      4
             Operations of Unconsolidated Subsidiaries  . . . . . . . . . . . . . . .     12
             Discontinued Operations  . . . . . . . . . . . . . . . . . . . . . . . .     13
             Number of Persons Employed . . . . . . . . . . . . . . . . . . . . . . .     13

Item 2.      PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14
             Natural Gas Gathering Facilities . . . . . . . . . . . . . . . . . . . .     14
             Other Gathering and Transmission Facilities and Related Property . . . .     14
             Natural Gas Liquids Facilities and Related Property  . . . . . . . . . .     14
             Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14
             Power Systems Properties . . . . . . . . . . . . . . . . . . . . . . . .     14

Item 3.      LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . .     14
             Fixed Price Contract Dispute . . . . . . . . . . . . . . . . . . . . . .     14
             Gas Sales Contract Dispute . . . . . . . . . . . . . . . . . . . . . . .     15
             Personal Injury Case . . . . . . . . . . . . . . . . . . . . . . . . . .     15
             Joint Venture Case . . . . . . . . . . . . . . . . . . . . . . . . . . .     15

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . . . . . .     16


                                    PART II

Item 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS  . . . . . . . . . . . . . . . . . . . . . . . . . .     16
             Common Stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16
             Dividends  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     17

Item 6.      SELECTED CONSOLIDATED FINANCIAL DATA . . . . . . . . . . . . . . . . . .     17

Item 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . .     20
             Liquidity and Capital Resources  . . . . . . . . . . . . . . . . . . . .     20
             Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . .     22

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . . . . . . . . . . . . .     25

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . . . . . . .     25

                                   PART III


                                                                                      PAGES
                                                                                      -----
Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT  . . . . . . . .         25

Item 11.     EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . . . .         25

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS . . . . . . . . . .         25

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . . . .         25


                                   PART IV


Item 14.     EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, FINANCIAL
             STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K. . . . . . . . . . . .         26

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Hadson Corporation, a Delaware corporation (the "Company"), is engaged, through its consolidated subsidiaries, in providing energy products and services, consisting of the purchasing, gathering, processing, storing and transporting of natural gas and natural gas liquids ("NGLs"), as well as the marketing of such products and related services.

         Prior to July 15, 1993, the Company owned approximately 49% of the outstanding common stock of Hadson Energy Resources Corporation ("HERC"), which conducts oil and gas exploration, development and production activities, both domestically and internationally. On July 15, 1993, the Company sold its equity interest in HERC to Apache Corporation ("Apache"). See "--Recent Developments -- Sale of HERC Shares" below and "--Operations of Unconsolidated Subsidiaries" below.

         Discontinued operations include the Company's defense systems business, primarily conducted by HRB Systems, Inc. and Ultrasystems Defense Inc., which were sold, respectively, in October 1990 and February 1991, and the Company's power systems business, conducted by Hadson Power Systems, Inc. ("Hadson Power"), which the Company sold in December 1991. See "-- Recent Developments -- Sale of Discontinued Operations" and "--Discontinued Operations" below.

         The Company was incorporated in Ohio in 1964 as Hadson Ohio Oil Company. In 1980, it effected a change of domicile to the state of Delaware, and in 1986 its name was changed to Hadson Corporation. The Company's corporate headquarters are located at 101 Park Avenue, Suite 1400, Oklahoma City, Oklahoma 73102, and its telephone number is (405) 235-9531. Effective approximately April 15, 1994, the corporate headquarters will be relocated to 2777 Stemmons Freeway, Suite 700, Dallas, Texas 75207, and the telephone number will be (214) 640-6800.

RECENT DEVELOPMENTS

         Merger of Adobe Gas Pipeline Company with and into the Company

         On December 14, 1993, the stockholders of the Company approved and adopted an Agreement of Merger, dated July 28, 1993, as amended (the "Merger Agreement"), among the Company, Santa Fe Energy Resources, Inc. ("Santa Fe") and Adobe Gas Pipeline Company ("AGPC"), then an indirect-wholly owned subsidiary of Santa Fe. Pursuant to the Merger Agreement, AGPC was merged (the "Merger") with and into the Company (which was the surviving corporation in the Merger). AGPC, through its wholly-owned subsidiaries, was engaged in the gathering, processing, transmission and marketing of natural gas, had interests in 10 natural gas pipeline systems and three natural gas processing plants and, prior to the Merger, entered into a master gas purchase agreement (the "Gas Contract") having a term of approximately seven years and providing for the purchase by AGPC of essentially all the domestic natural gas production of Santa Fe, as well as natural gas that Santa Fe has the right to market. In addition to effecting the acquisition by the Company of AGPC, the Merger also effected a restructuring of the Company's debt and equity capitalization (including an approximate one-for-15 reverse split of the Company's Common Stock). Pursuant to the Merger Agreement, among other things:

         (i) all of the outstanding common stock of AGPC (which was owned by a wholly-owned subsidiary of Santa Fe) was converted into (A) 2,080,000 shares of new Senior Cumulative Preferred Stock, Series A, par value $.01 per share, of the Company and (B) 10,395,665 shares new Common Stock, par value $.01 per share, of the Company ("New Common Stock" ), which is equal to approximately 40% of the outstanding New Common Stock, giving effect to the issuance and deposit by the Company to the "H/P Trust", described below, of 4,983,180 shares of New Common Stock;

         (ii) each outstanding share of the Company's 8% Junior Cumulative Convertible Preferred Stock, Series B, par value $.01 per share ("Old Junior Preferred Stock" ), was converted into (A) 1.50733 shares of New Common Stock (5,723,652 shares in the aggregate) and (B) 1.09667 shares of new Junior Exercisable Automatically Convertible Preferred Stock, Series B, par value $.01 per share, of the Company ("New Junior Preferred Stock") (4,163,852 shares in the aggregate), each share of which entitles the holder to purchase from the Company, upon surrender of such share and payment of the exercise price, one share of New Common Stock (an aggregate of 4,983,180 shares, including the shares issuable upon the exercise of the additional shares of New Junior Preferred Stock described in clause (iii) below) at an exercise price of $3.225 per share of New Common Stock (in each case subject to adjustment) at any time prior to the automatic conversion of such share of New Junior Preferred Stock into .001 of a share of New Common Stock, which will occur on the second anniversary of the Merger (or earlier under certain circumstances);

         (iii) each outstanding share of the existing Common Stock, par value $.01 per share, of the Company ("Old Common Stock") was converted into (A) .06667 (approximately 1/15th) of a share of New Common Stock (3,277,488 shares in the aggregate) and (B) approximately .01667 of a share of New Junior Preferred Stock (819,328 shares in the aggregate);

         (iv) all of the outstanding shares of the Company's Class B Common Stock, par value $.01 per share ("Class B Common Stock"), all of which were held by The Prudential Insurance Company of America and certain of its affiliates (collectively, "Prudential" ), were converted into the right to receive a portion of the "P Interest" in the H/P Trust described below, which interest (in its entirety) initially represented a beneficial trust interest in 4,983,180 shares of New Common Stock deposited by the Company to the H/P Trust (the "Trust Shares" ) and could ultimately result in the payment to Prudential of an amount equal to the amount of all proceeds payable upon the exercise of the shares of New Junior Preferred Stock issued in the Merger (which could total as much as approximately $16.1 million), as described below;

         (v) each outstanding share of the Company's Class C Common Stock, par value $.01 per share ("Class C Common Stock"), all of which were held by Prudential, was converted into .06667 (approximately 1/15th) of a share of New Common Stock (approximately 756,104 shares in the aggregate); and

         (vi) all of the outstanding shares of the Company's 7% Senior Cumulative Preferred Stock, Series A, par value $.01 per share ("Old Senior Preferred Stock" ), which had an aggregate liquidation preference of $49.5 million and were held by Prudential, were converted into (A) an aggregate of approximately 553,658 shares of New Common Stock, (B) the right to receive the remainder of the "P Interest" in the H/P Trust and (C) the right to receive $33 million aggregate principal amount of new 8% Senior Secured Notes Due 2003 ("New Senior Secured Notes") of the Company.

         The H/P Trust was established by the Company in connection with the Merger. The Company issued the Trust Shares to the H/P Trust immediately following the Merger. As a result of the Merger, Prudential received the "P Interest" in the H/P Trust, which initially represented beneficial ownership of all of the Trust Shares. As holders of shares of New Junior Preferred Stock exercise their right to purchase shares of Common Stock, the Company will periodically deposit, or cause to be deposited, to the H/P Trust all proceeds of such exercises. At the end of each calendar quarter and upon termination of the H/P Trust, if the dollar amount of exercise proceeds held in the H/P Trust has reached certain levels, the trustee will pay such proceeds to Prudential and will distribute a corresponding number of Trust Shares to the Company.
Upon termination of the H/P Trust, all remaining Trust Shares, if any, will be distributed to Prudential.

         Concurrently with the Merger, the Company and Prudential entered into a securities purchase agreement (the "New Securities Purchase Agreement") pursuant to which the Company issued, subject to certain conditions, an additional $23.4 million of New Senior Secured Notes in exchange for $23.4 million of 6.20% Senior Secured Notes Due 2000 (the "6.20% Notes") of the Company held by Prudential prior to the Merger. See Note 2 of the Notes to Consolidated Financial Statements appearing elsewhere herein.

         Prudential and Santa Fe entered into a voting agreement (the "Voting Agreement") in connection with the Merger pursuant to which, among other things, Santa Fe has agreed to vote all shares of Common Stock of the Company beneficially owned by it following the Merger in favor of any one person designated from time to time by Prudential for election as a Class I director of the Company, Prudential has agreed to vote all shares of Common Stock beneficially owned by it following the Merger in favor of persons designated from time to time by Santa Fe for election as directors of the Company up to a specified maximum, and each of Santa Fe and Prudential have agreed to vote the shares of Common Stock beneficially owned by it following the Merger in favor of any one person jointly designated from time to time by Santa Fe and Prudential as a Class III director of the Company.

         Concurrently with the consummation of the Merger, the Company entered into a new working capital facility with the Bank of Montreal ("BMO"). This new facility ("New BMO Credit Agreement") provides for up to $60 million of letters of credit and replaces an agreement between BMO and Hadson Energy Products and Services, Inc. Consummation of the New BMO Credit Agreement was a condition precedent for completion of the Merger and the New Securities Purchase Agreement.

         Finally, in connection with the Merger, the Company's Restated Certificate of Incorporation was amended to provide, among other things, for an increase in the number of directors constituting the entire Board of Directors of the Company to eight and to divide the Company's Board of Directors into three classes.

    Sale of HERC Shares

         Pursuant to a sale agreement entered into by the Company and Apache on June 17, 1993, the Company, on July 15, 1993, sold the stock of HERC owned by the Company (the "HERC Shares") to Apache for $45 million in cash ($3 million of which was paid in November 1993 following the satisfaction of a condition relating to the acquisition by Apache of additional shares of HERC's common stock). In consideration of the release by Prudential of its security interest in the HERC Shares, the Company applied the proceeds from the sale of the HERC Shares as follows: $1 million to pay costs and expenses related to the sale; approximately $2.2 million was applied to pay in full all principal remaining outstanding under a credit agreement between the Company and Prudential pursuant to which Prudential had provided interim financing to fund the costs of the Company's financial reorganization in 1992 (the "Prudential Credit Agreement"), as well as all accrued and unpaid interest thereon; $1 million to prepay the New Senior Secured Notes upon closing of the Merger; approximately $1.3 million was applied to pay all accrued and unpaid interest under the 6.20% Notes through the date of such sale and certain fees due to Prudential; and $33 million was applied to the prepayment of principal under the 6.20% Notes. The remaining approximately $6.5 million of such proceeds was used by the Company for the payment of transaction costs related to the Merger and related transactions and for working capital.

     Financial Reorganization

         In December 1992, the Company completed a restructuring of its long-term debt through a "pre-packaged" bankruptcy proceeding (the "1992 Restructuring"). The Company solicited votes for and against its plan of reorganization (the "Plan") from its senior secured lenders (Prudential), holders of the Company's 7-3/4% Convertible Subordinated Debentures and its common stockholders. Votes in favor of the Plan were received sufficient to allow for confirmation of the Plan, and, on October 15, 1992, the Company filed its Chapter 11 bankruptcy petition as well as the Plan in the Western District of Oklahoma. The bankruptcy court confirmed the Plan on November 30, 1992, and the Plan was consummated on December 16, 1992. Pursuant to the Plan, approximately $131.9 million of long-term debt with the related accrued interest and certain other obligations were converted into $56.4 million of the 6.20% Notes and into shares of Old Senior Preferred Stock, Old Junior Preferred Stock, Class B and Class C Common Stock and Old Common Stock.

     Sale of Discontinued Operations

         In late 1989, the Company planned and began to implement a corporate restructuring and debt-reduction program in response to (i) high debt service requirements which severely restricted the Company's ability to capitalize on business opportunities and (ii) operating losses in the third and fourth quarters of 1989, which resulted in violations of certain financial covenants contained in the Company's credit agreements with its major lenders. The Company was able to negotiate temporary amendments to these agreements, enabling it to be in compliance with the agreements while the Company analyzed ways by which it could reduce and restructure long-term debt. The disposition of the Company's defense systems and power systems operations, completed in February 1991 and December 1991, respectively, were key components of the debt-reduction plan developed by the Company. Substantially all of the proceeds of such sales was used to repay all outstanding bank debt and to reduce the Company's indebtedness to Prudential. See "-- Discontinued Operations" below.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         For financial information about industry segments, see Note 1 of the Notes to Consolidated Financial Statements appearing elsewhere herein.

ENERGY PRODUCTS AND SERVICES

     General

         The Company's energy products and services business is concentrated primarily in three areas: (1) natural gas marketing operations and related energy services, (2) natural gas facilities operations, which include gathering, transportation, processing, treatment and storage operations, and
(3) natural gas liquids transportation and marketing operations. For the year ended December 31, 1993, these activities accounted for approximately 99% of the consolidated revenues of the Company from continuing operations. Such activities were conducted through Hadson Energy Products and Services, Inc.
("HEPSI").   Effective December 14, 1993, the Company merged HEPSI with and into the Company, with the Company being the surviving corporation, and made Western Natural Gas and Transmission Corporation ("Western") a direct subsidiary of the Company. The primary operating subsidiaries of the Company are Hadson Gas Systems, Inc. ("Gas Systems"), Llano, Inc. ("Llano"), Minerals, Inc. ("Minerals"), United LP Gas Corporation ("United"), Western, and the former AGPC subsidiaries which are now wholly-owned subsidiaries of the Company and renamed as follows: Hadson Gas Co., Hadson Gas Marketing Co. and Hadson Gas Gathering & Processing Co.

         The energy products and services business is seasonal, and affected by weather patterns in the market areas served by the Company. West Coast, Southwest and Southeast markets typically have higher demand for the Company's products in the summer months, while the Northeast and Midwest market demand is generally greater in the winter.

     Natural Gas Marketing Operations

         The majority of the Company's natural gas marketing operations are conducted through Gas Systems. As part of the services it offers customers, Gas Systems aggregates supplies of natural gas from gas producers and processors, uses its knowledge of federal, state and local regulations and the natural gas industry to contract for transportation services, arranges for transportation of gas over the most expeditious and economical pipeline routes and assists its customers in complying with regulatory filings and other matters relating to the requirements of the Federal Energy Regulatory Commission ("FERC"). Gas Systems believes that the growth of its gas marketing business depends primarily upon its ability to provide quality services in response to evolving customer needs and market conditions.

         The volume of gas transported and marketed by Gas Systems has increased from an average of 83 million cubic feet of gas ("MMCF") per day in 1985 to average daily volumes of approximately 452 MMCF in 1993. As of December 31, 1993, Gas Systems had approximately 520 direct gas sales contracts with industrial firms, local gas distribution companies, electric utilities, large commercial entities and institutions such as hospitals, military bases and universities. Gas Systems maintains a diverse customer base in order to limit its reliance on any one industry or region. No customer accounted for 10% or more of Gas Systems' total gas sales in 1993. Gas Systems competes with other gas marketers primarily on the basis of market-responsive pricing, reliability of supply and customer service.

         In connection with its gas marketing operations, Gas Systems purchases and takes title to gas at the wellhead, processing plants or other points of delivery primarily from independent producers and major integrated oil companies and sells such gas to industrial and institutional users, local gas distribution companies and electric utilities across the United States. It is Gas Systems' general practice to contract for a diverse supply of gas from various geographic locations and producers to minimize its reliance on any single source or region and to maximize its ability to deliver gas to its customers by the most advantageous route. Gas Systems believes that it has retained and increased its sources of supply because of its demonstrated ability to market and transport the quantities of gas purchased. When interruptible transportation is used, Gas Systems generally arranges for the transportation of gas from the point of purchase to the customer's delivery point. If firm transportation is used, generally this transportation is contracted for by the customer, although Gas Systems has executed a limited number of firm transportation agreements.

         Gas is purchased under contracts that, to the extent possible, complement Gas Systems' gas sales contracts as to term and pricing. Gas Systems purchases gas under long-term contracts, as well as in the "spot" market for contract terms of generally 30 days, or less. Because most of Gas Systems' gas purchase contracts contain market-sensitive pricing mechanisms, Gas Systems is to a large extent insensitive to changes in natural gas prices.

         Some of Gas Systems' gas sales contracts are terminable by either Gas Systems or its customers upon relatively short notice (generally 30 to 90 days). This contract structure is designed to maintain Gas Systems' flexibility to respond to changes in customer needs, market conditions and regulations. In response to changes currently taking place in the gas industry, Gas Systems has been de-emphasizing its short-term markets, and an increasing proportion of its revenues are earned pursuant to value-added services, such as those provided by the CD Conversion contracts, described below, and other energy management services described below.

         As a result of the Merger, the Company succeeded to the rights and obligations of AGPC under the Gas Contract with Santa Fe and Santa Fe Energy Operating Partners, L.P. ("SFEOP"). Following the Merger, the Company assigned the Gas Contract to Gas Systems. The Gas Contract has a term of approximately seven years and provides for the purchase by the Company of essentially all of Santa Fe's and SFEOP's existing domestic natural gas production as well as natural gas production that either Santa Fe or SFEOP has the right to market. In addition, the Company has the right to purchase new production from certain development properties of Santa Fe and SFEOP. The price to be paid by the Company for natural gas purchases under the Gas Contract is based on generally recognized published price indices. The Gas Contract provides, among other things, terms (i) for the release of gas dedicated under the Gas Contract, (ii) for payment by the Company and (iii) for termination of the Gas Contract under certain conditions.

         Regulatory changes beginning in 1985 have caused the largest purchasers of natural gas (primarily gas distribution companies and electric utilities) to convert a growing percentage of their supply portfolio or "contract demand" away from the traditional pipeline supplier to new suppliers such as natural gas producers and marketing companies. As a result of such regulatory changes, utilities and end-users holding contract demand with interstate pipelines are now able to convert those contracts to firm pipeline transportation capacity ("CD Conversions") and thereby assure delivery of their new supply sources. During 1993, Gas Systems delivered approximately 161 MMCF of gas per day to such CD Conversion customers.

         Gas Systems offers end-users contracted management services to reduce or eliminate administrative expense associated with energy procurement, and assists natural gas producers in managing the delivery of their product to market through gas volume accounting, transportation and related services. Customers for Gas Systems' energy management services are typically larger industrial, commercial and governmental consumers that operate multiple facilities in various geographic areas or producers that desire to avoid the administrative complexity and costs of natural gas marketing and transportation regulatory requirements. These value-added energy service contracts are generally long-term (three to five years). Gas Systems believes that its value-added service approach enhances its ability to respond to evolving customer and producer requirements in the changing natural gas industry.

         Natural gas prices have become extremely volatile over the past two years. Mid-month price volatility has increased from typically five cents per million British thermal unit ("MMBtu") during 1991 to as much as 45 cents or more per MMBtu during 1993. Gas Systems has begun to assist customers and producers in managing the risk associated with such changes in natural gas prices. This is accomplished by utilizing various financial instruments such as natural gas futures contracts, options and swap arrangements. In addition, Gas Systems may provide such services via fixed-price sales or supply contracts which are then coupled with these financial instruments to hedge price risk exposure to Gas Systems. Such hedging strategies are subject to inefficiencies in the financial instruments utilized, as well as management's judgment in the design and execution of the strategies. Another tool which Gas Systems utilizes in its gas sales and purchase contracts to combat price volatility is market-sensitive pricing which reflects monthly and/or daily commodity pricing.

         Short-term or "spot" sales of natural gas comprised 42% of Gas Systems' sales of natural gas in 1993. These activities will continue to play a critical role in Gas Systems' overall strategy because they provide an important source of market intelligence, while serving a portfolio balancing function.

     Natural Gas Facilities Operations

         The Company's natural gas facilities operations include natural gas gathering, treatment, processing, underground storage, intrastate transmission and contract production operations, as well as field and technical services, and are conducted through the Company's subsidiaries. These operations are concentrated in southeastern New Mexico, the Louisiana Gulf Coast and the Permian Basin of West Texas (as a result of AGPC's operations in that area). Assets employed to conduct these operations include Llano's 650-mile intrastate pipeline in southeastern New Mexico (the "Llano Pipeline"), six separate gathering systems consisting of 26 miles of pipeline, two gas processing facilities and an underground gas storage facility with a current working capacity of approximately 6 billion cubic feet ("BCF") of gas.

         In addition, as a result of the Merger, the Company acquired either a 100% interest or some lesser interest in nine gas gathering systems, six of which are operated by the Company through its subsidiaries, and one gas transmission system. The Company also acquired three gas processing plants through the Merger.

         The principal asset of the Company's natural gas facilities operations is the Llano Pipeline. The Llano Pipeline, which has a design capacity of approximately 180 MMCF of gas per day, is capable of delivering gas to four different interstate pipelines and directly to three end-users, as well as receiving gas from three interstate pipelines. The Company, through its various subsidiaries, purchases gas from over 55 producers connected directly to the Llano Pipeline and sells the gas directly to end-user customers or delivers the gas into one of the interstate pipelines for sale by Gas Systems. The Company, through its various subsidiaries, also transports natural gas through the Llano Pipeline for third parties and is paid a transportation fee for such services. In connection with gas moved through the Llano Pipeline, the Company, through its various subsidiaries, also provides gas treatment and contract operation services. During 1993, an average of approximately 114 MMCF of natural gas per day moved through the Llano Pipeline, as compared to approximately 124 MMCF of natural gas per day in 1992 and approximately 118 MMCF of natural gas per day in 1991.

         The nine gas gathering systems in which AGPC previously held interests gathered approximately 30 MMCF of natural gas per day during 1993 (net to AGPC's interest). The one gas transmission system, in which AGPC held an interest, transported 24 MMCF of natural gas per day during 1993 (net to AGPC's interest). In certain circumstances, these pipeline systems are used to transport or gather natural gas for others in return for a transportation fee.

         Connected to the Llano Pipeline are two natural gas processing facilities, including a cryogenic unit capable of processing approximately 50 MMCF per day of natural gas. These facilities extract NGLs, including propane, ethane, butanes and natural gasoline, from the natural gas stream, at which point the mixed stream of liquids is sold to United. In 1992, the facilities processed approximately 39 million gallons of NGLs. During 1993, approximately 44 million gallons of NGLs were processed and sold from these facilities.

         The interests in the three gas processing facilities acquired through the Merger, Sale Ranch, Antelope Ridge and Apple Creek, produced approximately 24 million gallons of NGLs (net to AGPC's interest) during 1993. The Antelope Ridge Plant was recently refurbished and connected to the Llano Pipeline, in addition to the two plants described above.

         Also connected to the Llano Pipeline is a natural gas storage facility. This facility has current working capacity of approximately 6 BCF. This capacity could be increased to approximately 10 BCF by decreasing mechanical limits on withdrawals from and injections into the facility. The Company, through its subsidiary, offers this storage capacity to third parties on a fee basis. During 1993, approximately 6 BCF (the entire current working capacity) was leased to other parties.

     NGL Marketing and Transportation

         Through United, the Company engages in NGL purchasing, transporting, marketing and trading, primarily in Oklahoma, Texas and Louisiana. United generally purchases NGLs from "landlocked" gas processing plants and transports the liquids through its fleet of 32 trucks to injection points on common carrier and private pipelines. Five of these injection facilities are owned and operated by United. The liquids are then transported via the pipelines to fractionation plants, at which point the liquids are normally sold. United also markets NGLs which are not transported by its own trucks. Because the NGLs transported by United are highly volatile, the Company carries insurance, in amounts it believes are in line with industry practice, against risks involved in transporting these liquids. During 1993, United transported approximately 129 million gallons of NGLs and marketed approximately 387 million gallons of NGLs.

         In December 1992, United entered into a three-year contract to market all NGLs produced by a large independent oil and gas producer. This transaction involves marketing approximately 4 million gallons per month on behalf of this particular producer.

         United is working to expand its marketing efforts in the wholesale distribution of NGLs, especially propane. Potential customers in this market include industrial users of propane, some of which are currently customers of the Company's natural gas marketing operations. Since 1990, United has owned a 40% interest in Beck & Root Fuel Company, a retail propane sales and distribution company located in Oklahoma.

     Competition

         The Company, through its various subsidiaries, competes with gas pipelines, producers and other gas marketers primarily on the basis of market-responsive pricing, reliability of markets and supply, and customer service. The Company believes that its ownership and control of gathering and transmission facilities, its detailed knowledge of market and regulatory factors affecting the industry and its ability to respond quickly and flexibly to changes in market conditions, governmental regulations and customer needs have been important factors in its success to date. The Company devotes significant management time and resources to monitoring closely federal and local gas regulation developments and, where appropriate, seeking regulatory enforcement or other appropriate action.

         The Company faces intense competition in marketing gas to end-user customers and local distribution companies. Its competitors include the major integrated oil companies, pipeline-affiliated marketing companies, and regional gas gatherers, brokers and marketers of widely varying sizes, financial resources and experience. Some of these competitors, such as the major integrated companies, have capital resources many times greater than the Company's and control substantially greater supplies of natural gas. In some cases, local utilities and gas distribution companies (some of which are customers of the Company) also engage, directly and through affiliates, in marketing activities that compete with the Company's subsidiaries.

     Environmental Matters

         The Company believes that it is in substantial compliance with applicable material environmental regulations. The construction and operation of pipelines, plants and other facilities for transporting, gathering, processing, treating or storing natural gas and other products are subject to federal, state and local environmental laws and regulations, including those that can impose obligations to clean up hazardous substances at the locations at which the Company operates or to which it sends waste for disposal. In most instances, the applicable regulatory requirements relate to water and air pollution control or solid waste management measures. Environmental regulation can increase the cost of planning, design, initial installation and operation of such facilities. Historically, the Company's expenditures for environmental control facilities and for remediation have not been significant in relation to its results of operations. The Company believes, however, that it is reasonably likely that the trend in environmental legislation and regulations will continue to be towards stricter standards. The Company is not aware of any future environmental standards that it believes are reasonably likely to be adopted that will have a material adverse effect on the Company's results of operations, but cannot rule out that possibility. It is not anticipated that the Company will be required in the near future to expend amounts that are material in relation to its total capital expenditures program by reason of environmental laws and regulations, but inasmuch as such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost of compliance.

     Governmental Regulation

         The production, transportation and certain sales of natural gas are subject to federal, state or local regulations which have a significant impact upon the Company's energy products and services business. Regulation at the federal level of domestically produced or transported natural gas is administered primarily by the FERC pursuant to the Natural Gas Act (the "NGA") and the Natural Gas Policy Act (the "NGPA"). Maximum selling prices of certain categories of gas, whether sold in interstate or intrastate commerce, previously were regulated pursuant to NGPA. The NGPA established various categories of gas and provided for graduated deregulation of price controls of several categories of gas and the deregulation of sales of certain categories of gas. All price deregulation contemplated under the NGPA has already taken place. Subsequently, the Natural Gas Wellhead Control Act of 1989 terminated all NGA and NGPA price controls on "first" sales of domestic natural gas on January 1, 1993. The sale for resale of certain natural gas in interstate commerce is regulated, in part, pursuant to the NGA, which requires certificate and abandonment authority to initiate and terminate such sales. In addition, natural gas marketed by Gas Systems is usually transported by interstate pipeline companies that are subject to the jurisdiction of the FERC. See "-- Order No. 636" below. Similarly, some of the transportation and storage services provided by Llano are subject to FERC regulation under section 311 of the NGPA. These services are frequently sold to gas distribution companies that contract with interstate pipeline companies for transportation from the Llano facility to their respective service areas. Section 311 permits intrastate pipelines under certain circumstances to sell gas to, transport gas for, or have gas transported by, interstate pipeline companies, and assign contract rights to purchase surplus gas from producers to interstate pipeline companies without being regulated as interstate pipelines under the NGA. The FERC has established regulations governing the rates, construction of facilities and conditions of service applicable to section 311 service performed by intrastate pipelines. Pursuant to these rules and related FERC orders, Llano is currently required to obtain approval of its rates at least once every three years. Llano's current section 311 rates were approved by an order issued August 13, 1991, which also required Llano to seek new rate approval no later than July 3, 1993. Llano has informally advised the FERC staff of its inadvertent failure to satisfy this requirement, and that it will apply for such approval in April or May 1994, after completion of certain related market studies and the required rate application. Rates charged for section 311 transportation performed by Llano since July 3, 1993 will be subject to refund and the outcome of FERC action on this filing, when made. In addition, until this filing is made, Llano will not be in compliance with the FERC's order. Under the NGPA, the FERC has authority to assess penalties of up to $5,000 per day per violation of its regulations and orders implementing the NGPA. However, given the tenor of the Company's informal discussions about this matter with the FERC staff and the past action taken by the FERC in similar circumstances, the Company does not believe that Llano will be assessed any material penalty. In addition, the Company does not believe that Llano will be required to make any material rate refunds.

         In 1990, FERC's broad interpretation of the scope of NGPA section 311 transportation authority was reversed by an appellate court. FERC has since issued a new rule (Order 537) interpreting the "on-behalf-of" test found in section 311. The revised rule requires the on-behalf-of entity to either have physical custody of and transport the natural gas at some point during the transaction or hold title to the natural gas for a purpose related to its status as an intrastate pipeline, local distribution company or interstate pipeline, as applicable. The new rules narrow the scope of transactions that can be performed under section 311, but the Company does not believe this will adversely affect the Llano Pipeline or the availability of transportation for gas sold by the Company's subsidiaries.

         Under the NGA, natural gas gathering facilities are exempt from FERC jurisdiction. Interstate transmission facilities are, on the other hand, subject to FERC jurisdiction. The FERC has historically distinguished between these types of activities on a very fact-specific basis which makes it difficult to predict with certainty the status of the Company's gathering facilities. While the FERC has not issued any order or opinion declaring the Company's facilities as gathering rather than transmission facilities, the Company believes that these systems meet the traditional tests that the FERC has used to establish a pipeline's status as a gatherer. Members of the FERC have recently expressed the intention to reassess the FERC's traditional gathering criteria in light of the implementation of Order No. 636, discussed below. The Company cannot predict what, if any, changes such reassessment might cause in the traditional gathering test applied by the FERC.

         Except as discussed in the foregoing paragraphs, regulation of natural gas gathering (other than gatherings by interstate pipelines) and intrastate transportation activities is primarily a matter of state oversight. Regulation of gathering and transportation activities in New Mexico, as in most other states, includes various safety, environmental and non-discriminatory purchase requirements. While some states provide for the rate regulation of pipelines engaged in the intrastate transportation of natural gas, such regulation has not generally been applied against gatherers of natural gas. However, Oklahoma has recently enacted legislation that prohibits the imposition of unjustly or unlawfully discriminatory gathering rates. The Company's gathering systems could be adversely affected should they be subjected in the future to the application of such state or federal regulation.

         Order Nos. 436 and 500. Under the rules promulgated by the FERC beginning in 1985 (the "Order 436/500 Rules"), transportation service by interstate pipelines must be provided on an open access, nondiscriminatory basis. The effect of the Order 436/500 Rules has been to enable the Company, through its subsidiaries, to market natural gas as well as other services to a broad array of customers via the national network of natural gas transportation and distribution facilities. The opportunity to compete directly with other users for firm or interruptible interstate transportation services at nondiscriminatory rates and terms has substantially increased the Company's access to such services and its ability to arrange for transportation of its gas to customers, a significant factor in the growth of the Company's gas marketing operations.

         The Order 436/500 Rules were challenged in the United States Court of Appeals. After a number of changes were made by the FERC in response to several rulings by such Court from 1987 to 1990 (none of which altered the basic open access requirement of the rules), the substantive provisions of the Order 436/500 Rules have been upheld by the courts and become final.

         Order No. 636. In the summer of 1991, the FERC initiated further rulemaking proceedings for the purpose of modifying the terms and conditions under which open access transportation is provided in order to ensure that "unbundled" transportation service (i.e., transportation service not sold as an integral part of a sale of natural gas supplies) is provided on an open access basis "comparable" to the transportation services that the pipelines "bundle" with their own, regulated sales. These proceedings became generally known in the industry as the "Mega-NOPR" (for "Mega Notice of Proposed Rulemaking") proceedings. The FERC stated that its goal, recognizing that pipelines have become predominantly transporters, not sellers, of gas, was to "create a regulatory framework that will accommodate the meeting of as many gas sellers and gas buyers as possible", and to thereby further enhance competition in the domestic natural gas markets.

         In April 1992, the FERC adopted final rules in this proceeding which were designated as Order No. 636 (the "Order 636 Rules"). The Order 636 Rules are currently in effect but are subject to pending requests for judicial review and possible modification or reversal as a result.

         The Order 636 Rules reaffirm the basic open access transportation regime of the Order 436/500 Rules and extend that regulatory approach in several ways:

                 (i) Equality of service -- the equal access rules. The Order 636 Rules require interstate pipelines to provide a level of transmission and storage service that is equal for all shippers regardless of whether the gas commodity is sold by the interstate pipeline or by a competing gas merchant. In particular, the rules require interstate pipelines to provide equal access in a number of specified areas, including: equal access to transmission facilities; equal access to most storage facilities; equal and timely access to information relevant to the availability of the open access transmission services; equal access to a new flexible delivery service; and equal access to a pipeline's contract rights to receive certain transmission services from upstream pipelines.

                 (ii) Flexibility of service. The Order 636 Rules seek to expand shippers' ability to use all receipt and delivery points on a pipeline on a more flexible basis than in the past, such that, subject to reasonable pipeline operating requirements, shippers will be able to receive natural gas from any person at any point on the pipeline facilities and deliver gas to any person at any point as long as the receipt and delivery points are within the path of the firm transportation capacity to which the shipper is entitled and for which it pays. The rules also prohibit pipeline tariff provisions that inhibit the development of "market centers" (areas where gas may be delivered into multiple pipeline interconnects). Defining the scope and operation of this requirement has been left to case-by-case implementation procedures.

                 (iii) Mandatory "unbundling" of pipeline system sales. The Order 636 Rules find that the traditional interstate pipeline practice of making "bundled," city-gate firm gas sales causes considerable competitive harm to all segments of the natural gas industry and constitutes an unlawful restraint of trade which is not balanced by the "no-notice" aspect of the service. This "bundled" sales service is the traditional pipeline sales service in which the interstate pipeline sells the gas commodity to retail local distribution companies ("LDCs") on a delivered basis at the point of interconnection between the physical facilities of the LDC and the interstate pipeline.

                 As a remedy to this finding of unlawful restraint of trade, the FERC under Order 636 ordered all interstate pipelines to "unbundle" their gas sales from the transmission, storage and related services and make any sales at aggregation points in or near gas production areas.

                 Pipelines will be allowed to make such unbundled sales pursuant to new "blanket" certificate authorizations under which the FERC intends to provide great pricing and operational flexibility ("light-handed regulation" of unbundled pipeline sales). It is anticipated that this light-handed regulation will allow fully market-based pricing of gas sales by the unbundled pipeline merchant in the great majority of cases. The Order 636 Rules contemplate that all gas merchants (unbundled pipelines, producers and marketers) will be able to contract for or manage the various unbundled component services in order to offer a "repackaged" delivered service to LDCs and others.

                 To ensure that the pipeline's unbundled gas merchant service does not gain an improper competitive advantage from its association with the pipeline-as-transporter, the Order 636 Rules forbid the pipeline-as-transporter from giving any preference to shippers of gas sold by the pipeline over shippers of gas sold by any other merchant in matters relating to open access transportation. To implement this prohibition, the Order 636 Rules require the operating employees of merchant and transportation departments of all interstate pipelines to "function independently" of each other "to the maximum extent practicable" and to adopt various record-keeping and reporting requirements regarding dealings between the pipeline- transporter and the pipeline-merchant. Gas Systems has voiced concerns in regulatory proceedings as to the adequacy of these rules and procedures to achieve the FERC's stated goals.

                 (iv) Customer option to terminate supply contracts with pipelines. The Order 636 Rules allow LDCs to reduce or even terminate their existing contracts to purchase gas from the pipeline-as-merchant. The purpose of this requirement is to enable those customers to freely negotiate to purchase gas from the pipeline under its new market-based sales service or to purchase gas from other gas suppliers.

                 (v) Capacity assignment and "release" programs. The Order 636 Rules adopt certain capacity reallocation or "release" mechanisms, the stated purpose of which is to allow LDCs and other firm shippers the ability to better access supplies on pipeline systems to which they are not directly interconnected and to indirectly make available to others the firm capacity that the shipper holds but is not using. The intent of these provisions is to facilitate the development of a secondary transportation market while eliminating the potential for firm shippers to unduly discriminate in the assignment of capacity rights.

                 (vi) Pregranted abandonment. The Order 636 Rules adopt several procedures governing a pipeline's ability under the NGA to terminate service at the expiration of the contract term. In general, these provisions allow a pipeline to terminate transmission service at the end of the contract term for (A) all contracts for interruptible transmission services and (B) short-term contracts for firm transmission contracts (i.e., contracts of one year or less). For longer- term contracts for firm transmission service, the Order 636 Rules adopt a "right of first refusal" mechanism which allows the firm shipper a federal right to extend its service under specified circumstances. Finally, the Order 636 Rules allow the termination of a pipeline's sales obligation at the expiration of the contract for the unbundled sales service.

                 (vii) Policy favoring "straight fixed-variable" rates. As a general matter, the FERC will require pipeline transportation rates to be set so as to recover all fixed costs (including the pipeline's return on equity and associated income taxes) through fixed monthly demand charges. This shift will tend to increase the price of reserving firm capacity while lowering the price of actually using an incremental unit of the reserved firm capacity.

                 (viii) Transition costs. The Order 636 Rules adopt major changes in how pipelines will be allowed to recover costs associated with certain take-or-pay contracts, upstream transmission contracts and certain other costs of the transition to operations in the Order 636 Rules. These changes essentially allow all such costs which are prudently incurred to be passed on by the pipeline to its firm open-access transportation customers. This aspect of the Order 636 Rules therefore tends to increase costs of transportation on affected pipelines, although, due to the pricing structure of most of its purchase, sales and transportation transactions, the Company does not believe that this has an adverse effect on its operations.

                 (ix) Implementation and effectiveness. The Order 636 Rules are subject to pending court review, a process which is anticipated to take at least 12 months to complete. Hence, it is not certain to what extent the Order 636 Rules will be affirmed following completion of judicial review. The Order 636 Rules are effective during this process, however, and following case by case rulings by the FERC during 1992 and 1993 are currently in effect on essentially all interstate pipelines. Most of these rulings are now the subject of court challenges and are not expected to be resolved for at least 12 months.

         While the first phase of implementation of the Order 636 Rules is now largely completed many of the operational and other implementation issues are expected to continue to evolve in the next 12 to 18 months. The Company anticipates that these regulatory developments will generally present additional opportunities to the Company and its subsidiaries in providing gas sales and/or energy and capacity management services while creating certain risks associated with potential penalties for shippers exceeding allowed tolerance levels.

         Other Regulations. In October 1992, the Energy Policy Act of 1992 was enacted. This Act streamlined the permitting process necessary to import Canadian gas and altered the treatment of such gas under the NGPA, eliminating the FERC's jurisdiction over the price of non-pipeline sales of gas imported from Canada. Canadian gas imports still require import authorizations from the Department of Energy's Office of Fossil Energy under Section 3 of the NGA and construction and siting authorizations, where applicable, from the FERC. These changes could enhance the ability of Canadian producers to export gas to the United States and increase competition in the domestic natural gas market.

         In December 1992, the FERC issued Order No. 547, governing the issuance of blanket marketer sales certificates to all gas sellers other than interstate pipelines. The order eliminates the need for gas producers and marketers to seek specific authorization under Section 7 of the NGA from the FERC to make certain sales of natural gas, such as imported gas and gas purchased from interstate pipelines. Instead, effective January 7, 1993, these gas sellers, by operation of the order, have been issued blanket certificates of public convenience and necessity allowing them to make jurisdictional gas sales for resale at negotiated rates without seeking specific FERC authorization. The FERC intends Order No. 547, in tandem with Order No. 636, to foster a competitive market for natural gas by giving gas purchasers access to multiple supply sources at market-driven prices. Order No. 547 may also increase competition in the natural gas market while presenting opportunities for the offering of supply and capacity management services.

         Additional proposals and proceedings that might affect the natural gas industry are considered from time to time by the United States Congress, the FERC, state public utility regulatory bodies and the courts. The Company cannot predict when or whether any such proposals or proceedings may become effective, or their effect, if any, on the Company's operations. In addition, the natural gas industry historically has been very heavily regulated; therefore, there can be no assurance that the light-handed regulatory approach currently pursued by the FERC and Congress will continue indefinitely into the future.

         Certain pipeline systems which the Company acquired as a result of the Merger are subject to the jurisdiction of the Railroad Commission of Texas (the "RRC"). The RRC has the authority, under the Texas Gas Utility Regulatory Act and other statutes, to regulate the rates, services and operations of gas utilities in Texas. The Company believes that its activities subject to such regulation materially comply with all applicable laws and regulations of the RRC.

OPERATIONS OF UNCONSOLIDATED SUBSIDIARIES

         Prior to July 15, 1993, the Company owned an approximate 49% interest in HERC, an independent oil and gas exploration, development and production company with interests principally offshore Western Australia, in the Mid-Continent Region of the United States and in Indonesia. HERC was formed as part of the Company's debt-reduction plan, whereby the Company accomplished a partial disposition of its oil and gas exploration and production operations by transferring to HERC, in February 1990, two major oil and gas subsidiaries of the Company in exchange for HERC common stock and the assumption by HERC of related indebtedness of approximately $62 million. On July 15, 1993, the Company sold such interest to Apache for $45 million in cash ($3 million of which was paid in November 1993 following the satisfaction of a condition relating to the acquisition by Apache of additional shares of HERC's common stock). The Company's interest in HERC was reported in its financial statements under the equity method of accounting.

         The Company has an approximate 17% interest in Midwest Energy Company ("Midwest"), whose current activities are centered around production from its existing domestic wells, as well as exploration in the Paris and Aquitaine Basins of France, where Midwest owns various interests in six oil and gas exploration permits granted by the French government. The Company's interest in Midwest is reported in its financial statements under the cost method of accounting.

         The Company, through its United subsidiary, owns a 40% interest in Beck & Root Fuel Company ("Beck & Root"). Beck & Root is a propane retailer with outlets located in central and western Oklahoma. The Company's interest in Beck & Root is reported in its financial statements under the equity method of accounting.

DISCONTINUED OPERATIONS

    Defense Systems Operations

         The defense systems operations were conducted through two subsidiaries, Ultrasystems Defense Inc. ("UDI") and HRB Systems, Inc. ("HRB") (collectively, "Defense Systems"). The Company acquired UDI in April 1988 in conjunction with the acquisition of Ultrasystems Incorporated (through which the Company acquired its power systems operations described below) and acquired HRB in August 1988. Both UDI and HRB were engaged in the design and development of sophisticated software and hardware for the United States Department of Defense and federal intelligence agencies.

         The Company sold HRB in October 1990 to E-Systems, Inc. ("E-Systems") for $65 million in cash. In February 1991, the Company sold substantially all the operations of UDI to Logicon, Inc. ("Logicon") for approximately $5.5 million in cash. The Company retained accounts receivable totaling approximately $1 million related to certain government contracts, of which approximately $.5 million has been collected as of December 31, 1993, and lease obligations related to facilities formerly occupied by UDI. Such lease obligations were settled in conjunction with the confirmation of the Plan.

    Power Systems Operations

         The Company, through Hadson Power, was engaged in the development, engineering, construction, operation and ownership of power generation facilities. The Company sold Hadson Power in December 1991 to a subsidiary of LG&E Energy Corp. ("LG&E") for a purchase price of $50.5 million, subject to adjustment upon certain events. The agreement related to the sale of Hadson Power provided for an adjustment to the purchase price based upon the net worth of Hadson Power as of the date of the sale. The amount of such adjustment was the subject of a dispute between the Company and LG&E. However, as discussed below, the Company and LG&E have reached agreement regarding the amount of such adjustment.

         Of the $50.5 million purchase price, LG&E retained $2.5 million as a "hold-back" to in effect secure the Company's indemnification obligations to LG&E with respect to certain engineering and construction contracts of the power systems business; any amounts not utilized as reimbursement for the indemnity obligations are to be released to the Company upon the occurrence of certain events.

         In conjunction with the 1992 Restructuring, the Company and LG&E reached settlement on certain, but not all, of the indemnity obligations. As a result, LG&E paid the Company a total of approximately $.4 million and the new hold-back amount was established at approximately $2.2 million. LG&E has also agreed that other indemnity claims against the Company cannot exceed $.5 million. Based on the current status of various claims of LG&E subject to the hold-back amount, the Company believes it unlikely that it will receive any significant amount of the hold-back.

         Pursuant to the stock purchase agreement with LG&E, the Company retained the equity interests in six cogeneration facilities and a waste wood processing facility formerly held by Hadson Power. The Company disposed of its interest in the wood processing facility and its interests in four of such cogeneration facilities during 1992.

NUMBER OF PERSONS EMPLOYED

         As of December 31, 1993, there were 226 people employed by the Company and its consolidated subsidiaries.

ITEM 2.  PROPERTIES

         Natural Gas Gathering Facilities. The Company, through certain subsidiaries, owns, or has an interest in, 12 natural gas gathering systems, of which nine were previously owned by AGPC. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation." These systems are located in Texas, Louisiana, Montana and Oklahoma.

         Other Gathering and Transmission Facilities and Related Property. The Company, through a subsidiary, owns the Llano Pipeline, a 650-mile intrastate gas pipeline system in southeastern New Mexico with a throughput capacity of 180 MMCF of gas per day. The Company, through a subsidiary, has an interest in a 74-mile gas transmission system located in Texas. This system, which was previously owned by AGPC, has a design capacity of 80 MMCF of gas per day. The Company, through certain subsidiaries, also owns and operates five natural gas processing plants located in southeastern New Mexico and western Texas with a total design capacity of 125 MMCF of gas per day. Three of these natural gas processing facilities were acquired through the Merger. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation." The Company, through a subsidiary, owns and operates an underground natural gas storage facility adjacent to its pipeline system in southeastern New Mexico with a current working capacity of approximately 6 BCF of natural gas.

         Natural Gas Liquids Facilities and Related Property. The Company, through certain of its subsidiaries, operates 33 tractors (8 owned and 25 leased) and 32 trailers (29 owned and 3 leased), primarily in Oklahoma, Texas and Louisiana. The Company owns and operates five proprietary pipeline injection points and is a joint owner in a sixth facility, each of which include storage facilities. Additionally, the Company has exclusive injection rights at three facilities owned by others.

         Other. The Company is currently headquartered in Oklahoma City, Oklahoma, where it leases approximately 30,000 square feet of office space. In April 1994, the Company's headquarters will be moved to Dallas, Texas, where the Company will lease approximately 40,000 square feet of office space. Various subsidiaries of the Company lease office space in Irving, Texas; Washington, D.C.; Denver, Colorado; and Chicago, Illinois. Additionally, the Company owns real estate in Hobbs, New Mexico, where Llano maintains offices and service facilities.

         Power Systems Properties. The following table provides information regarding the two power projects in which the Company currently owns an equity interest:

                    Initial        Company          Joint Venture
Project Name     Operating Year   Ownership       Partner/Ownership         Location            Megawatts
- ------------     --------------   ---------       -----------------         --------            ---------
Ultrapower 3         1985            50%        Rincon-Blue Lake(1)/50%     Blue Lake, CA          11


Ultrapower 4         1986             5%        Pacific Energy
                                                    Resources(2)/50%        Chinese Station, CA     26
                                                CII Woodpower I(3)/45%

(1)  Wholly-owned subsidiary of Tucson Electric.
(2) Wholly-owned subsidiary of Pacific Enterprises, formerly Pacific Lighting Corporation.
(3)  Wholly-owned subsidiary of Baltimore Gas & Electric Company.


ITEM 3.  LEGAL PROCEEDINGS

         Fixed-Price Contract Dispute. In May 1990, the United States Army terminated a contract with a subsidiary of the Company alleging that the subsidiary had defaulted in the performance of the contract. In August 1990, the subsidiary appealed such termination to the Armed Services Board of Contract Appeals on the grounds that the contract was in fact terminated for the convenience of the government. In addition, the subsidiary submitted a claim to the government for additional costs related to the contract and amounting to more than $13 million. The Army alleged that the subsidiary was obligated to repay progress payments in the amount of approximately $5.3 million and the costs of reprocuring the terminated contract from another party. Although the government had filed a claim in the Company's Chapter 11 case, in November 1992 the Army, in settlement of that claim, agreed that the Company's liability, if any, under the subsidiary's contract would be limited to a maximum of $750,000, payable over a 10-year period.

         On September 22, 1993, the subsidiary and the Army entered into a settlement agreement whereby each party agreed to release all claims against the other and the Army agreed to release to the subsidiary amounts due under other government contracts amounting to approximately $1.8 million and to make a payment to the subsidiary of $7 million, which amount was received in full in November 1993. On September 28, 1993, the Armed Services Board of Contract Appeals entered an order granting a stipulated settlement pursuant to this agreement.

         Gas Sales Contract Dispute. On July 16, 1991, Western and PDH Energy Partnership, Ltd. ("PDH") entered into a Gas Purchase and Sale Contract (the "PDH Contract") obligating Western to deliver to PDH, subject to certain conditions, through 2007, all of PDH's requirements for natural gas up to a maximum of 2,000 MMBtu per day. The price to be paid by PDH for gas delivered under the PDH Contract is $1.50 per MMBtu during the first year of the contract with provisions for escalation of 4% per year during each of the first 10 years of the contract, and 6% per year thereafter. By letter dated September 15, 1993, Western notified PDH that Western was exercising its right to terminate the PDH Contract. The PDH Contract contains a provision permitting Western to terminate the PDH Contract in the event of any acts by governmental authorities which, in Western's sole judgment, are unduly burdensome or unacceptable. PDH has disputed Western's ability to terminate the PDH Contract, and attempts to settle the dispute have proven unsuccessful to date. PDH has threatened to sue Western for breach of contract. In addition, PDH's project lender has threatened suit against Western based on a consent to assignment of the PDH Contract executed by Western. If either or both of such suits should be filed, Western intends to dispute such claims (to both of which it believes that it has meritorious defenses), but there can be no assurance that Western will prevail in either matter. While, to the knowledge of the Company, no specific damage claims have been made to date, should either PDH or the project lender, or both, prevail, the resulting judgment(s) could have a material adverse effect on the Company and its results of operations.

         Personal Injury Case. On October 6, 1992, United was named as a defendant, along with several other companies, in a lawsuit involving a propane explosion in which two individuals were severely burned. One of the individuals died 13 days after the accident. The case, Annie Moore, et al. v. A-1 Propane, et al., is currently pending in the District Court of Harris County, Texas, 113th Judicial District. The plaintiffs have alleged that United was the supplier of the propane which exploded and that United, along with the other defendants in the case, were grossly negligent, inter alia, in their failure to insure that the propane was adequately odorized. The plaintiffs have not yet specified the amount of damages which they will assert against the defendants if this matter goes to trial. The plaintiffs have requested punitive damages equal to four times the amount of actual damages. United has primary insurance coverage for up to $1 million. The applicability of various other insurance coverages for amounts in excess of $1 million is uncertain. In the event it is determined that United's liability exceeds $1 million and additional coverage is not available, the resulting judgment or settlement, as the case may be, could have a material adverse effect on United and its results of operations.

         Joint Venture Case. In December 1990, West Texas Transmission Corp. and Brent Jordan filed a lawsuit in the District Court of Harris County, Texas, 190th Judicial District, against a number of defendants, including AGPC, Adobe Gas Co. and Adobe Gas Marketing Co. As a result of the Merger, Adobe Gas Co. (now known as Hadson Gas Co.) and Adobe Gas Marketing Co. (now known as Hadson Gas Marketing Co.) are subsidiaries of the Company. This lawsuit arises out of the purchase, in 1987, by Adobe Gas Co. of the plaintiffs' joint venture interests in the Power-Tex joint venture. Plaintiffs have alleged, inter alia, that Adobe Gas Co., as the operator of the Power-Tex joint venture, failed to disclose certain material information which affected the value of the joint venture interests sold to Adobe Gas Co. The plaintiffs allege causes of action for breach of fiduciary duty, breach of the duty of good faith and fair dealing, fraud and conspiracy, as well as other allegations. Discovery is in process, and the matter is set for trial in November 1994. The plaintiffs' most recent petition does not assert any particular dollar amount of damages. The Company is continuing to assess the merit of the plaintiffs' various assertions.

         In addition to the matters mentioned above, the Company is from time to time involved as a defendant in litigation incidental to its business. The Company does not believe that any such other lawsuits in which the Company is currently involved will have a material adverse effect on the Company's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A special meeting of stockholders of the Company was held on December 14, 1993 for the purpose of (1) authorizing, approving and adopting the Merger Agreement and (2) approving the Company's 1992 Equity Incentive Plan, as amended and restated as of November 5, 1993. Both items were approved by the Company's stockholders with votes cast as follows:

                                                                                                    BROKER
                                               FOR              AGAINST          ABSTAIN           NON-VOTES(1)
                                          ------------          -------          -------           ---------
MERGER AGREEMENT
       Old Common Stock (2)                 21,379,673        1,765,711        3,147,105                   0
       Class B Common Stock (2)             72,704,000                0                0                   0
       Class C Common Stock (2)             11,341,000                0                0                   0
       Old Junior Preferred Stock (2)       37,824,687          873,622          290,925                   0
                                            ----------         --------        ---------           ---------
            Totals                         143,249,360        2,639,333        3,438,030                   0
                                           ===========        =========        =========           =========

       Old Senior Preferred Stock (3)           49,500                0                0                   0

1992 EQUITY INCENTIVE PLAN,
   AS AMENDED AND RESTATED
   AS OF NOVEMBER 5, 1993

       Common Stock                         19,304,739        3,543,053        3,453,697           0

(1) A "broker non-vote" occurs if a broker or other nominee does not have discretionary authority to vote on and has not received instructions with respect to a particular proposal.
(2) With the holders of such classes of stock voting together as a single class on such matter.
(3) With the holders of the Old Senior Preferred Stock voting separately as a class on such matter.

                                                              PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

         The Common Stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "HAD." As of December 31, 1993, the Company did not meet certain of the NYSE's continued listing criteria as a result of the Company's recent financial results, and the NYSE has advised the Company that careful consideration will continue to be given to the appropriateness of continued listing of the Company's securities. Accordingly, there can be no assurance that the NYSE will not delist the Common Stock in the future if the Company continues not to meet the NYSE's requirements for continued listing.

         The following table sets forth, for the periods indicated, the high and low closing sales prices of the Common Stock, as reported on the NYSE Composite Tape, adjusted to give effect to the approximate one-for-15 reverse split of the Old Common Stock which occurred December 14, 1993 through the Merger.

                                                                       HIGH                 LOW
                                                                     --------             -------
         Year ended December 31, 1992
            First quarter . . . . . . . . . . . . . . .               15                $  5-5/32
            Second quarter  . . . . . . . . . . . . . .                7-1/2                3-3/4
            Third quarter . . . . . . . . . . . . . . .                9-3/8               3-9/32
            Fourth quarter (1)  . . . . . . . . . . . .               5-5/32               2-3/16
         Year ended December 31, 1993
            First quarter . . . . . . . . . . . . . . .               4-7/32               2-7/64
            Second quarter  . . . . . . . . . . . . . .              4-11/16              2-13/16
            Third quarter . . . . . . . . . . . . . . .              4-11/16               3-3/36
            Fourth quarter (2)  . . . . . . . . . . . .                2-5/8               2-7/64

(1) The 1992 Restructuring was consummated on December 16, 1992. See "Item 1. Business -- Recent Developments -- Financial Reorganization."
(2) The Merger, which effected a restructuring of the Company's debt and equity capitalization (including an approximate one-for-15 reverse split of the Old Common Stock), was consummated on December 14, 1993. See "Item
     1. Business --Recent Developments -- Merger of Adobe Gas Pipeline Company With and Into the Company."

         On March 14, 1994, the closing price of the Common Stock on the NYSE was $2-7/8. On March 14, 1994, there were 25,689,147 shares of Common Stock outstanding and approximately 4,079 holders of record of Common Stock.

DIVIDENDS

         The Company has never paid a cash dividend on the Common Stock and will not do so in the foreseeable future. The Company's ability to pay cash dividends on the Common Stock is dependent upon its financial condition. The Company is currently prohibited from paying cash dividends on its capital stock under the New Securities Purchase Agreement with Prudential.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         Set forth below is certain selected historical consolidated financial information of the Company as of December 31, 1989, 1990, 1991, 1992 and 1993 and for each of the five years in the period ended December 31, 1993. The selected historical consolidated financial information as of December 31, 1992 and 1993 and for each of the three years in the period ended December 31, 1993 has been derived from the Company's audited consolidated financial statements appearing elsewhere herein. The selected historical consolidated financial information as of December 31, 1989, 1990 and 1991, and for each of the two years in the period ended December 31, 1990, has been derived from audited historical consolidated financial statements previously filed with the Commission but not contained or incorporated herein. The following information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and related notes appearing elsewhere herein.

                                                                           YEAR ENDED DECEMBER 31,
                                                       --------------------------------------------------------------
                                                          1989        1990(1)       1991         1992         1993
                                                          ----        ----          ----         ----         ----
                                                                 (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
  Revenues:
     Sales                                               $479,195      446,296      439,396      427,781      522,661
     Interest and other income                              2,427          783          687          478          495
     Interest on tax refund                                    -            -         1,766           -            -
     Gain on sale of assets                                    -         2,407          703           -         6,355
     Gain on restructuring                                     -            -            -           925           -
     Equity in earnings (loss) of
       unconsolidated affiliates                               -         2,897         (987)       1,716          629
                                                         --------      -------      -------      -------      -------
                                                          481,622      452,383      441,565      430,900      530,140
                                                         --------      -------      -------      -------      -------
Expenses:
     Cost of sales and services                           441,885      417,446      414,220      410,960      514,117
     Depreciation, depletion and amortization              19,149        7,358        6,733        6,111        6,280
     Write-off of goodwill                                     -            -            -            -         3,077
     Selling, general and administrative                   28,419       20,470       16,743       15,593       16,407
     Interest(2)                                            7,479        5,544       10,822       13,441        2,648
     Write down of NGL inventory                               -            -         2,500           -         1,002
     Settlement of litigation                                  -            -            -         1,000          475
     Reorganization and other                                  -            -            -            -         2,704
     Income taxes (benefit)                                (3,372)        (300)        (304)      (1,139)        (694)
                                                         --------      -------     --------      -------      -------
                                                         $493,560      450,518      450,714      445,966      546,016
                                                         --------      -------      -------      -------      -------
Earnings (loss) from continuing operations               $(11,938)       1,865       (9,149)     (15,066)     (15,876)
Preferred stock dividend requirements                          -            -            -            61          293
                                                         --------      -------      -------      -------      -------
Earnings (loss) from continuing operations
  attributable to common stock                           $(11,938)       1,865       (9,149)     (15,127)     (16,169)
                                                         ========      =======      =======      =======      =======
Earnings (loss) from continuing operations per
  common and common equivalent share (4)                 $  (5.02)         .75        (3.64)       (5.35)       (1.93)
Dividends per common share                               $     -            -            -            -            -
Shares used to compute earnings (loss) per common
  share from continuing operations (4)                      2,380        2,497        2,517         2,826        8,383

                                                                                   DECEMBER 31,
                                                         -------------------------------------------------------------
                                                          1989        1990(1)       1991         1992         1993
                                                          ----        ----          ----         ----         ----
                                                                                    (in thousands)
BALANCE SHEET INFORMATION:
Total assets                                             $549,529      224,874      172,623       154,850      211,641
Net working capital, excluding current
     maturities of long-term debt                        $ 20,467       15,538       10,251         1,540        5,134
Long-term debt                                           $253,116      144,183      116,357        56,400       55,800
Stockholders' equity (deficit)(3)                        $118,911      (18,735)     (22,353)       19,081       39,473
- -----------------

(1) In February 1990, HERC, a newly formed subsidiary to which the Company had transferred substantially all of its oil and gas exploration, development and production activities, sold approximately 51% of its common stock in a public offering. Accordingly, subsequent to that date the Company's 49% investment in HERC was accounted for using the equity method until the remaining 49% investment in HERC was sold in July 1993.
(2) Interest expense related to continuing operations was higher in 1991 as compared to 1990 as a result of a change in the estimated amount of interest expense on long-term debt attributable to discontinued operations.
(3) The defense systems and power systems operations have been accounted for as discontinued operations and, therefore, are not included in the above Statement of Operations Data, which is presented on the basis of continuing operations. Losses attributable to the defense systems operations for each of the years in the four-year period ended December 31, 1991 were $1,165,000, $21,095,000, $2,033,000 and $0, respectively. The year ended December 31, 1990 also included a loss of $142,529,000 from the sale of the defense systems operations. Earnings (losses) attributable to the power systems operations for each of the years in the four-year period ended December 31, 1991 were $10,223,000, $(1,839,000), $288,000 and $0, respectively.
     The years ended December 31, 1991 and 1992 included a gain of $4,829,000 and a loss of $8,103,000, respectively, from the sale of Hadson Power.
     The year ended December 31, 1993 included a gain of $5,553,000 related to a contract settlement from defense systems.
(4) The Merger which was consummated December 14, 1993, effected an approximate one-for-15 reverse split of the Old Common Stock. Share and per share amounts presented were computed after giving effect to the reverse split for all periods. Subsequent to the Merger there were 25,689,147 shares of New Common Stock outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         In December 1993, the Company completed the Merger and related transactions (the Merger, the New Securities Purchase Agreement and the New BMO Credit Agreement are collectively referred to herein as the "Transactions"). The Transactions were pivotal to the Company in enhancing its control of natural gas production for its natural gas marketing operations, increasing its operational and financial credibility, and improving its financial stability and capital structure. As a result of the Transactions, the sale of the HERC Shares and the contract dispute settlement discussed below, from December 31, 1992 to December 31, 1993, (i) the Company's total assets increased from approximately $155 million to $212 million (ii) total stockholders' equity increased from approximately $19 million to $39 million and (iii) working capital increased from a deficit of approximately $3.5 million to a positive amount of approximately $4.1 million.

         In 1993, the Company completed the sale of its approximate 49% interest in HERC to Apache for $45 million in cash. The $45 million in gross proceeds from the sale of the HERC Shares were used in the following manner: $1 million to pay costs and expenses related to the sale; approximately $1.3 million to pay accrued interest on the 6.20% Notes and restructuring fees due Prudential; approximately $2.2 million to repay all amounts due Prudential pursuant to the Prudential Credit Agreement, which was used to pay for costs and expenses related to the 1992 Restructuring; $1 million to prepay the New Senior Secured Notes upon closing of the Transaction; and $33 million to prepay principal outstanding under the 6.20% Notes. The remainder of approximately $6.5 million was used for costs and expenses associated with the Transactions and for working capital.

         In September 1993, the Company reached a settlement with the United States Army regarding various claims relating to a contract between a subsidiary of the Company and the United States Army. See "Item 3. Legal Proceedings -- Fixed-Priced Contract Dispute." As a part of this settlement, the Army released to the Company amounts due pursuant to other government contracts which totaled approximately $1.8 million and made a cash payment to the Company of $7 million. After payment of litigation costs of approximately $1.7 million, the net cash proceeds to the Company from this settlement totaled approximately $7.1 million. These proceeds were used to prepay the New Senior Secured Notes by $1.5 million upon closing of the Transactions with the balance utilized for working capital.

         As a result of the Merger, the Company acquired gas gathering, transmission and processing assets which have produced operating cash flow in excess of $7.5 million annually for recent years. In December 1993, subsequent to the Merger, the Company and a producer entered into an agreement regarding one of the assets, the Sale Ranch gathering system and processing plant. Pursuant to this agreement, the producer dedicated certain natural gas production to the system and paid the Company $2.5 million in cash, and the Company transferred to the producer an approximate 30% interest in the system. The amount of additional natural gas production dedicated to the system will increase over the next two years; however, in the short run, the Company's share of operating cash flow from the Sale Ranch system is expected to be less than in prior years, because of the reduction in the Company's ownership interest in the system. Also in late 1993, a producer terminated a natural gas processing agreement regarding the Apple Creek processing plant, which was acquired in the Merger. This producer had been the sole source of supply for this processing plant. The Company expects to be able to utilize the processing capacity of the Apple Creek plant in conjunction with its other operations in the area. However, operating cash flow will be negatively impacted in the near term as a result of these events. Had these events concerning the Sale Ranch gathering system and processing plant and the Apple Creek processing plant occurred in prior years, the Company estimates the historical annual operating cash flow from these assets, as described above, would have decreased by approximately $2.0 million.

         In addition to the incremental cash flow expected to be provided by the assets acquired in the Merger, the Gas Contract with Santa Fe and SFEOP is expected to provide the Company with a long-term source of natural gas supply which will not require security in the form of letters of credit. Furthermore, the added financial stability expected to result from the Transactions, including the New BMO Credit Agreement, should enhance the Company's general creditworthiness and, over time, reduce the Company's dependence on letters of credit to support purchases of natural gas and NGLs.

         The consummation of the Transactions is expected to result in an enhancement of the Company's ability to support working capital credit agreements by expanding the Company's "borrowing base." The Company has entered into the New BMO Credit Agreement. The new facility initially provides for letters of credit of up to $50 million, subject to availability under a borrowing base formula, which amount may increase to $60 million upon the syndication of the facility to one or more additional banks. The Company and BMO are currently in the process of syndicating this facility and hope to conclude these efforts early in the second quarter of 1994. The facility allows for direct borrowings of up to $10 million on a revolving basis (as compared to $5 million under the former agreement with BMO), within the $50 million or $60 million overall limit (as compared to $37.5 million under the former agreement with BMO). However, specified amounts of these borrowings must be repaid on a quarterly basis (which is generally referred to as a "clean-up" provision). The new facility is secured by a first priority lien, granted in favor of a collateral agent for the benefit of BMO and Prudential, primarily on the stock of the Company's operating and certain other subsidiaries, as well as the accounts receivable and other personal property of the Company, and by a first priority lien in favor of BMO on the accounts receivable and other personal property of certain of the Company's operating subsidiaries. The facility limits the incurrence of additional debt, the payment of dividends, investments and the sale of assets, all within specified limits. The Company is also required to maintain certain minimum levels of net worth, working capital and liquidity. This agreement has a term of two years and may be extended for a third year by the mutual consent of the Company and the lenders thereunder, subject to certain conditions. At February 28, 1994, $10.0 million in borrowings and letters of credit amounting to approximately $37.4 million were outstanding under the New BMO Credit Agreement, leaving approximately $2.6 million available under this facility.

         The ability of the Company to purchase natural gas and NGLs is dependent in large part on its ability to obtain trade credit, either with or without credit enhancements such as letters of credit. Since the 1992 Restructuring, the Company has enjoyed success in certain circumstances in procuring unsecured trade credit. However, the recent failures of several gas marketing companies, as well as the Company's recent financial results, have resulted in a heightened awareness within the industry as to credit exposure. As a result, in certain other instances the Company has experienced increased demand for letters of credit to secure its performance obligations under purchase contracts. As discussed above, management believes the Transactions will have a positive effect on the Company's ability to obtain unsecured trade credit in addition to increasing its ability to obtain letters of credit, thereby increasing the Company's ability to purchase and resell natural gas and NGLs. To that effect, during the first quarter of 1994, the Company's purchases and sales of natural gas have increased significantly as compared to the first quarter of 1993.

         Pursuant to the Merger, all outstanding shares of Old Junior Preferred Stock were converted into shares of New Junior Preferred Stock (which carry no dividend rights) and New Common Stock. Therefore, the Company will have no dividend requirements related to these securities. Pursuant to the Transactions, all securities held by Prudential were exchanged for New Senior Secured Notes, New Common Stock and the P Interest in the H/P Trust. Annual interest costs on the New Senior Secured Notes will initially amount to approximately $4.3 million and mandatory prepayments of principal (other than the $2.5 million prepayment made upon the closing of the Transactions and a $1 million prepayment due by August 1994) will begin in 1996. The New Senior Secured Notes are secured by the first priority lien granted in favor of the collateral agent for the benefit of BMO and Prudential described above. The terms of the New Securities Purchase Agreement restrict the incurrence of additional debt, the payment of dividends, investments and the sale of assets within certain limitations, but generally are much less restrictive than the terms of the previous securities purchase agreement with Prudential that governed the 6.20% Notes.

         Cash flow used by operations amounted to approximately $4.2 million for the year ended December 31, 1993 compared to approximately $4.1 million provided by operations for the same period of 1992 and approximately $5.2 million used by continuing operations in 1991. The decrease in 1993 is primarily attributable to lower earnings from operations in 1993. Additions to property, equipment and improvements for the year ended December 31, 1993 were higher than for the same period in 1992 due to increased drilling activity around the Company's pipeline systems in New Mexico and the resulting addition of new gathering facilities to connect new wells. Additions to property, equipment and improvements in 1991 included certain amounts related to discontinued operations. Cash flows from financing activities during 1993 included the payment of approximately $1 million of costs and claims related to the 1992 Restructuring and $1.8 million related to transactions completed in connection with the Merger.

         Between December 31, 1992 and December 31, 1993, certain significant changes took place in the amounts reflected under certain captions of the consolidated balance sheets included in the Consolidated Financial Statements appearing elsewhere herein. Accounts receivable and accounts payable increased significantly due to increased natural gas marketing activity late in 1993 and increased natural gas prices. Inventories increased due to greater volumes of NGLs held at year end 1993. Prepaid expenses and other current assets increased due to prepaid insurance and transportation costs as well as amounts to be received from the Sale Ranch gathering system and processing plant transaction discussed above. Other assets declined due to the write-off of goodwill in 1993 and the realization of amounts due under certain government contracts. Deferred revenues decreased due to the reclassification of certain amounts as other long-term liabilities. Other long-term liabilities consist of certain accrued costs payable more than one year from December 31, 1993 and deferred revenue and gas imbalances not estimated to be settled within one year.

         The Company may consider disposing of certain assets acquired through the Merger or other non-strategic assets in order to re-deploy its capital in more strategic areas. The Company's ability to do this will be limited to some degree by restrictions in the New BMO Credit Agreement and the New Securities Purchase Agreement. In addition, the Company intends to explore ways to further increase its equity capital and its control over supplies of natural gas. This might entail issuing common equity as full or partial consideration for additional natural gas gathering or processing facilities or for a dedication of natural gas production for the Company's natural gas marketing operations.

RESULTS OF OPERATIONS

         General. During 1992, the ongoing operations of the Company were impacted by the 1992 Restructuring. The uncertainty generally associated with a Chapter 11 bankruptcy case caused many suppliers and other business partners to be very cautious in dealing with the Company. Furthermore, the use of available financial resources necessary to effect the 1992 Restructuring precluded the Company from applying those resources to its ongoing operations and thereby reduced operational flexibility to some degree.

         In 1993, these negative influences continued to a large extent. The uncertainty within the industry discussed above and poor results from certain of the Company's operations have tended to have additional negative influences. Management believes that over time, and in light of the Merger, these negative influences will diminish.

         Discontinued Operations. The Company's discontinued operations consist of the defense systems operations, which were sold in two separate transactions in October 1990 and February 1991, and the power systems operations, the majority of which were sold in December 1991 and a resulting gain of approximately $4.9 million was recognized. See "Item 1. Business -- Discontinued Opertions." The loss of approximtely $8.1 million in 1992 related primarily to discontinued operations resulting from the adjustment of amounts expected to be realized from certain contingent payments from the sale of Hadson Power and from a note received in the sale of a waste-wood processing facility. The gain of approximately $5.6 million in 1993 resulted from the settlement of a contract dispute between a subsidiary and the United States Army. See Note 3 of the Notes to the Consolidated Financial Statements of the Company appearing elsewhere herein.

         Earnings from HERC. Equity in earnings of unconsolidated affiliate in 1991 was a loss of approximately $1 million, which reflected an adjustment to the carrying value of HERC's domestic oil and gas properties. During 1992 and 1993, the corresponding amounts were earnings of approximately $1.7 million and $0.6 million, respectively, to the Company's interest. In 1993, the Company sold its interest in HERC and recorded a gain of approximately $6.4 million. See Note 4 of the Notes to the Consolidated Financial Statements of the
Company included elsewhere herein.

         Energy Products and Services - General. The Company's ongoing operations include natural gas and NGL purchasing, gathering, processing, storage, transportation and marketing operations. Revenues, gross profit, sales volume and gross margin information related to these operations are provided below. Certain nonrecurring items are excluded from the average gross margins for natural gas. These items include in 1993 approximately $2.3 million in charges related to the re-valuation of certain natural gas imbalances and transportation liabilities.

                                                                  Year Ended December 31,
                                                       --------------------------------------------
                                                             1991             1992             1993
                                                             ----             ----             ----
                                                                       (in thousands)
Revenues                                                 $439,396          427,781          522,661

Gross profit (including depreciation
       and amortization)                                   16,857            9,843            4,714

Sales volumes:
     Natural gas (MMCF/day)                                   513              473              508
     NGLs (MBbls/day)                                          28               24               25
Average gross margin:
     Natural gas ($/MCF)                                     .097             .067             .058
     NGLs ($/Bbl)                                            .348             .204             .175

Production of NGLs (MBbls/day)                              2.8              2.5              2.9
Gross profit from NGL production ($/Bbl)                    4.85             2.28              .78


         Natural Gas.   Sales volumes for natural gas increased in 1993 as
compared to 1992. The volumes in 1992 were negatively impacted by the 1992 Restructuring as the Company curtailed certain business activities during that period. In 1993, the Company began resuming normal operations and correspondingly, sales volumes increased. During 1993, a decrease in gas volumes sold under "spot" contracts partially offset an increase in volumes sold under term contracts, primarily with local distribution companies. The Company has continued to emphasize longer term contracts and has consistently been increasing the number of such contracts.

         Since 1990, the Company and the natural gas industry in general have experienced generally tighter margins due to competitive pressures. Margins for natural gas sales declined during 1992 and 1993 as compared to prior periods due primarily to certain sales to small industrial end-users. These sales were made through the Company's Western subsidiary pursuant to long-term contracts, many of which have fixed-prices which are redetermined on a periodic (quarterly or annual) basis. During the fall and winter of 1992 and continuing into early 1993, natural gas prices increased dramatically, particularly in the Permian Basin and Rocky Mountain areas of the country. As a result, the cost of acquiring gas supplies exceeded the sales price on many of these contracts. This situation was exacerbated by the fact that the relationship, or "basis differential", between Permian Basin and Rocky Mountain prices on the one hand and the prices reflected by natural gas futures contracts on the other hand changed from what had been experienced in the past. This caused certain of the Company's hedging transactions related to those fixed-price contracts to be ineffective. These circumstances concerning Western resulted in a decline in gross profit of $2.9 million from 1991 to 1992 and of approximately $3.8 million from 1992 to 1993. During 1993, the Company renegotiated substantially all of these contracts such that Western returned to profitable operations in the fourth quarter of 1993.

         Margins from natural gas sales were also negatively affected in 1993 by dramatic price changes which occurred in May and to a lesser extent December. During these months, natural gas prices dropped significantly from first of the month prices. These large price changes caused certain customers to change supply sources from the Company during the month to take advantage of the relatively inexpensive mid-month prices. The Company had committed for supplies to serve these markets at the higher price levels; therefore, the Company found itself with relatively expensive supplies which it was forced to dispose of at a loss in some cases. Subsequent to that time, the Company has renegotiated the pricing provisions of substantially all of these sales contracts to provide for pricing mechanisms which reflect what has become highly volatile intra-month pricing of natural gas.

         NGL. Sales volumes of NGLs remained relatively consistent during 1991, 1992 and 1993. Average gross margins on sales of NGL in 1993 decreased from 1992 primarily because of continually increasing competition which has led to compressed margins. During 1993, high inventory levels at certain key product aggregation points have also placed downward pressures on premium margins arising from location differentials. In the fourth quarter of 1993, the Company liquidated certain inventory positions at losses and lowered the carrying value of its remaining inventory at December 31, 1993 by $1 million to reflect the net realizable value of such inventory.

         Margins for NGL sales in 1992 reflect the effect of liquidating certain inventory positions at losses. In order to maintain liquidity during 1992, the Company established a schedule for the sale of certain NGL inventories. Those transactions resulted in losses of approximately $2 million.

         Production of NGLs. Volumes decreased slightly in 1992 from 1991 levels because of reduced natural gas through-put while one of the Company's processing plants was undergoing repairs and modifications. During 1993, production increased due to certain plant enhancements and modifications which were completed in the first quarter of 1993. Gross profit from NGL production is primarily a function of NGL prices and the cost of the natural gas which is processed. NGL prices in 1992 were slightly lower than during 1991, and 1993 prices were lower than 1992 prices. Fuel and shrinkage costs, which are directly related to the cost of natural gas, were substantially higher in 1992 and 1993 than in the previous periods because of the significant increase in natural gas prices. In addition, during 1992 the Company incurred certain repair and maintenance costs associated with the processing plant which were not incurred in the previous year.

         Beginning in 1993, significant incremental volumes of natural gas have been purchased under reserve dedication contracts which contemplate that such volumes will be processed by the Company and that proceeds from the sale of extracted NGLs and processed gas will be shared between the Company and the producer. Due to delays in adding additional processing capacity such additional gas volumes were not being processed until late in 1993. However, the Company continued to incur additional operating and gas purchase costs related to these gas volumes.

         Selling, General and Administrative. Selling, general and administrative expenses increased slightly in 1993 as compared to 1992. This increase was due primarily to additional bad debt expense recognized in the fourth quarter of 1993. These expenses decreased from 1991 to 1992 as a result of the Company's cost reduction efforts.

         Interest Expense.  Interest expense was lower for 1993 than 1992.
This decrease is due to a combination of lower debt balances and lower interest rates in 1993 compared to 1992. The lower debt balances and lower interest rates are attributable to the 1992 Restructuring of the Company's debt and equity capitalization which was completed in December of 1992. Interest expense in 1992 was higher than in 1991 because of a change in the estimate of interest applicable to discontinued operations in 1991.

         Other. Results for 1992 include a gain of $925,000 related to the 1992 Restructuring which represents the difference between the carrying value of the Company's 7-3/4% Convertible Subordinated Debentures and the liquidation preference of the Old Junior Preferred Stock into which it was converted, less costs and expenses of the 1992 Restructuring. Results for 1991 include $703,000 related to the sale of certain gas gathering systems.

         In the fourth quarter of 1993, the Company wrote off all remaining goodwill which amounted to approximately $3.1 million and related to United and Western. Due to the recent financial results of these entities, management did not feel that these operations continued to support such goodwill. Also in the fourth quarter of 1993 the Company recorded a charge of approximately $2.7 million related to the moving of its corporate office from Oklahoma City to Dallas and the consolidation of certain other functions, including those related to the Merger.

         Neither the provisions of the Omnibus Budget Reconciliation Act of 1993 nor any recently issued accounting standards are expected to have a material effect on the Company's financial statements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to Item 8 is submitted in a separate section of this report. See the Consolidated Financial Statements and Schedules of Hadson Corporation and Subsidiaries attached hereto and listed in Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information appearing under the captions "Voting Information," "Election of Directors," "Nominees for Election to Board of Directors - Class I," "Members of Board of Directors Continuing in Office - Class II," "Members of Board of Directors Continuing in Office - Class III," "Board of Directors and Committees of the Board," "Executive Officers" and "Beneficial Ownership of Securities" set forth in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         The information appearing under the captions "Certain Relationships and Related Transactions," "Management Compensation," "Compensation Committee Report" and "Comparison of Total Stockholder Return" set forth in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information appearing under the following captions set forth in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, is incorporated herein by reference: "Beneficial Ownership of Securities" and "Certain Relationships and Related Transactions."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information appearing under the caption "Management Compensation" and "Certain Relationships and Related Transactions" set forth in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, is incorporated herein by reference.

                                    PART IV


ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)      THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS ANNUAL REPORT ON
         FORM 10-K:

         (1)     Financial Statements:   The consolidated financial statements
         of the Company filed as part of this report are listed in the "Index to Financial Statements and Financial Statement Schedules" on Page F-1 hereof.

         (2)     Financial Statement Schedules:   The financial statement
         schedules of the Company filed as part of this report are listed in the "Index to Financial Statements and Financial Statement Schedules" on Page F-1 hereof.

         (3) Exhibits: (Asterisk (*) indicates exhibits incorporated herein by reference.)

          *2.01  -        Agreement of Merger, dated as of July 28, 1993, by
                          and among Santa Fe, AGPC and the Company (filed as exhibit (c)(i) to the Copmany's Schedule 13E-3, File
                          No. 5-14102, as amended, and incorporated herein by reference)

          *2.02  -        Amendment No. 1 to Agreement of Merger, dated as of
                          November 9, 1993, by and among Santa Fe, AGPC and the
                          Company (filed as exhibit (c)(iv) to the Company's
                          Schedule 13E-3, File No. 5-14102, as amended, and incorporated herein by reference)

          *3.01  -        Restated Certificate of Incorporation of the Company
                          (filed as exhibit 4.01 to the Company's Registration
                          Statement on Form S-3, File No. 33-51373, and incorporated herein by reference)

          *3.02  -        Amended and Restated Bylaws of the Company (filed as
                          exhibit 4.2 to the Company's Registration Statement on Form S-3, File No. 33-51373, and incorporated herein by reference)

          *4.01  -        Specimen certificate of the Common Stock of the
                          Company (filed as exhibit 4.3 to the Company's
                          Registration Statement on Form S-3, File No.
                          33-51373, and incorporated herein by reference)

          *4.02  -        Specimen certificate of new Senior Cumulative
                          Preferred Stock, Series A, of the Company (filed as exhibit 4.01 to the Company's Registration Statement on Form S-4, File No. 33-68224, and incorporated herein by reference)

          *4.03  -        Specimen certificate of new Junior Exercisable
                          Preferred Stock, Series B, of the Company (filed as exhibit 4.02 to the Company's Registration Statement on Form S-4, File No. 33-68224, and incorporated herein by reference)

          *4.04  -        Securities Purchase Agreement dated as of December
                          14, 1993, between the Company and Prudential (filed as exhibit 4.2 to the Company's Current Report on Form 8-K dated December 14, 1993 and incorporated herein by reference)

          *4.05  -        Restated Securities Purchase Agreement, dated as of
                          December 16, 1992, by and between the Company and Prudential (filed as Exhibit 10.1 to the Company's
                          Current Report on Form 8-K dated October 15, 1992 and incorporated herein by reference)

          *4.06  -        Trust Agreement dated as of December 14, 1993 among
                          the Company, Prudential and Liberty Bank and Trust
                          Company of Oklahoma City, N.A., as Trustee (filed as exhibit 4.3 to the Company's Current Report on Form
                          8- K dated December 14, 1993 and incorporated herein by reference)

          *9     -        Voting Agreement dated December 14, 1993 between
                          Prudential and Santa Fe (filed as exhibit 9 to the Company's Registration Statement on Form S-4, File
                          No. 33-68224, and incorporated herein by reference)

         *10.01  -        Form of Indemnity Agreement between the Company and
                          its directors (filed as exhibit 10.02 to the Company's Registration Statement on Form S-2, File
                          No. 33-12577 and incorporated herein by reference)

          10.02  -        Form of Employment Agreement dated as of March 31,
                          1994 between the Company and James Ervin Cannon.

          10.03  -        Form of Employment Agreement dated as of March 31,
                          1994 between the Company and Greg G. Jenkins.

         *10.04  -        Employment Agreement dated as of April 3, 1990
                          between the Company and J. Michael Adcock (filed as exhibit 10.04 to the Company's Form 10-K for the year ended December 31, 1990 and incorporated herein by reference)

         *10.05  -        Amendment to Employment Agreement dated as of
                          December 14, 1993 between the Company and J. Michael
                          Adcock (filed as exhibit 10.3 to the Company's
                          Current Report on Form 8-K dated December 14, 1993 and incorporated herein by reference)

         *10.06  -        Employment Agreement dated as of April 3, 1990
                          between the Company and Robert P. Capps (filed as exhibit 10.08 to the Company's Form 10-K for the year ended December 31, 1990 and incorporated herein by reference)

          10.07  -        Form of Amended and Restated Employment Agreement
                          dated as of March 31, 1994 between the Company and Robert P. Capps.

         *10.08  -        Employment Agreement dated as of April 1, 1990
                          between Gas Systems and Robert L. Laughman (filed as exhibit 10.24 to the Company's Annual Report on Form
                          10-K for the year ended December 31, 1992 and incorporated herein by reference)

         *10.09  -        Employment Agreement dated as of April 1, 1990
                          between Hadson Liquid Fuels, Inc. and C. Jeff Goodell filed as exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference)

         *10.10  -        Hadson Corporation Employee 401(k) Savings Plan as
                          Amended and Restated Effective January 1, 1992 (filed as exhibit 10.16 to the Company's Form 10-K for the year ended December 31, 1991 and incorporated herein by reference)

         *10.11  -        Purchase and Sale Agreement, dated December 6, 1991
                          but effective as of July 1, 1991, by and between Reliance Gas Marketing Company and Gas Systems filed as exhibit 10.21 to the Company's Form 10-K for the year ended December 31, 1991 and incorporated herein by reference)

         *10.12  -        Stock Purchase Agreement dated June 17, 1993, by and
                          between the Company and Apache (filed as exhibit 2.1 to the Company's Current Report on Form 8-K, dated
                          July 15, 1993, and incorporated herein by reference)

         *10.13  -        Credit Agreement, dated as of December 16, 1992,
                          among the Company and Prudential (filed as exhibit
                          10.2 to the Company's Current Report on Form 8-K dated October 15, 1992 and incorporated herein by reference)

         *10.14  -        Stock Purchase Agreement by and among the Company, HD
                          Energy Corporation, LG&E Energy Corp., and LG&E
                          Energy Systems Inc. dated as of December 13, 1991
                          (filed as exhibit 10.4 to the Company's Current
                          Report on Form 8-K dated December 15, 1992 and incorporated herein by reference)

         *10.15  -        Credit Agreement dated as of December 14, 1993 among
                          the Company, Gas Systems, United, Western and BMO, individually and as Agent for the other Banks which may become a party thereto (filed as exhibit 10.2 to the Company's Current Report on Form 8-K dated
                          December 14, 1993 and incorporated herein by reference)

         *10.16  -        Cash Collateral Agreement, dated as of July 15, 1993,
                          by and between the Company and Prudential (filed as exhibit 10.21 to the Company's Registration Statement on Form S-4, File No. 33-68224, and incorporated herein by reference)

         *10.17  -        Amendment No. 1 to Cash Collateral Agreement, dated
                          as of August 31, 1993, by and among the Company and Prudential (filed as exhibit 10.27 to the Company's
                          Registration Statement on Form S-4, File No.
                          33-68224, and incorporated herein by reference)

         *10.18  -        Registration Rights Agreement dated as of December
                          14, 1993 among the Company, Santa Fe and Prudential
                          (filed as exhibit 10.2 to the Company's Current
                          Report on Form 8-K dated December 14, 1993 and incorporated herein by reference)

         *10.19  -        Form of Hadson Corporation 1992 Equity Incentive Plan
                          as amended and restated as of November 5, 1993
                          (included as Appendix V to the Proxy Statement
                          Prospectus)

          10.20  -        Hadson Corporation 1992 Equity Incentive Plan, as
                          amended and restated as of March 9, 1994

         *10.21  -        Form of Master Gas Purchase Agreement dated December
                          14, 1993 among Santa Fe, SFEOP and AGPC (filed as exhibit 10.23 to the Company's Registration Statement on Form S-4, File No. 33-68224, and incorporated herein by reference)

         *10.22  -        Form of Nonstatutory Stock Option Agreement dated
                          December 13, 1993 that was entered between the Company with each of Harry G. Hadler, S. D. Wilks,
                          C.D., and Walter C. Wilson (filed as exhibit 10.28 to the Company's Registration Statement on Form S-4,
                          File No. 33-68224, and incorporated herein by reference)

          10.23  -        Form of Nonstatutory Stock Option Agreement dated
                          December 14, 1993 that was entered into by and between the Company and each of Messrs. Payne, Haasbeek, Thompson and Rosinski

         *10.25  -        Credit Agreement, dated November 30, 1990, by and
                          among HEPSI, Gas Systems, United, Western and BMO, individually and as Agent for the other Banks which may become a party thereto (filed as exhibit 10.21 to the Company's Form 10-K for the year ended December
                          31, 1990 and incorporated herein by reference)

         *10.26  -        Fourth Amendment to Credit Agreement, dated January
                          31, 1992 but effective as of December 31, 1991, by and among HEPSI, Gas Systems, United, Western and
                          BMO, individually and as Agent for the other Banks which may become a party thereto (filed as exhibit
                          10.23 to the Company's Form 10-K for the year ended
                          December 31, 1991 and incorporated herein by reference)

         *10.27  -        Fifth Amendment to Credit Agreement, dated as of June
                          25, 1992, by and among HEPSI, Gas Systems, United,
                          Western and BMO, individually and as Agent for the other Banks which may become a party thereto (filed as exhibit 10.25 to the Company's Registration
                          Statement on Form S-4, File No. 33-49386, and incorportaed herein by reference)

         *10.28  -        First Modification to Fifth Amendment to Credit
                          Agreement, dated as of August 4, 1992, by and among HEPSI, Gas Systems, United, Western and BMO, individually and as Agent for the other Banks which may become a party thereto (filed as exhibit 10.26 to the Company's Registration Statement on Form S-4,
                          File No. 33- 49386, and incorporated herein by reference)

         *10.29  -        Second Modification to Fifth Amendment to Credit
                          Agreement, dated as of September 11, 1992, by and among HEPSI, Gas Systems, United, Western and BMO, individually and as Agent for the other Banks which may become a party thereto (filed as exhibit 10.27 to the Company's Registration Statement on Form S-4,
                          File No. 33- 49386, and incorporated herein by reference)

         *10.30  -        Third Modification to Fifth Amendment to Credit
                          Agreement, dated as of September 24, 1992, by and among HEPSI, Gas Systems, United, Western and BMO, individually and as Agent for the other Banks which may become a party thereto (filed as exhibit 10.28 to the Company's Registration Statement on Form S-4,
                          File No. 33- 49386, and incorporated herein by reference)

         *10.31  -        Sixth Amendment to Credit Agreement, dated March 31,
                          1993, by and among HEPSI, Gas Systems, United,
                          Western and BMO, individually and as Agent for the other Banks which may become a party thereto (filed as exhibit 10.25 to the Company's Registration
                          Statement on Form S-4, File No. 33- 49386 and incorporated herein by reference)

         *10.32  -        Seventh Amendment to Credit Agreement, dated as of
                          September 30, 1993, by and among HEPSI, Gas Systems,
                          United, Western and BMO, individually and as Agent for the other Banks which may become a party thereto
                          (filed as exhibit 10.26 to the Company's Registration
                          Statement on Form S-4, File No. 33- 49386 and incorporated herein by reference)

          11     -        Computation of per share earnings

          22.01  -        List of subsidiaries of the Company

          23     -        Consent of independent public accountants

(B)      REPORTS ON FORM 8-K.

         During the quarter ended December 31, 1993, Registrant filed the following Reports on Form 8-K:

         (1) Form 8-K dated July 15, 1993, reporting the disposition of the Company's 49% interest in Hadson Energy Resources Corporation. An unaudited pro forma consolidated balance sheet and unaudited pro forma statements of operations were filed as part of the Report.

         (2) Amendment No. 1 to Form 8-K dated July 15, 1993, amending in its entirety Form 8-K dated July 15, 1993, reporting the disposition of the Company's 49% interest in Hadson Energy Resources Corporation. An unaudited pro forma consolidated balance sheet and unaudited pro forma statements of operations were filed as part of the Amendment.

         (3) Form 8-K dated September 22, 1993, reporting the settlement agreement between the Company's wholly-owned subsidiary, Hadson Defense Systems, Inc. (formerly Ultrasystems Defense and Space, Inc.) and the United States (the "Government") resolving all claims and disputes between those parties relating to a contract between the parties which was terminated by the Government on May 24, 1990.

         (4) Form 8-K dated December 14, 1993, reporting the Merger of Adobe Gas Pipeline Company ("AGPC") with and into the Company pursuant to an Agreement of Merger dated as of July 28, 1993 between the Company, Santa Fe Energy Resources, Inc. and AGPC. No financial statements were filed as a part of the Report.

         (5) Amendment No. 1 to Form 8-K dated December 14, 1993, amending such Form 8-K in its entirety.


(C)      SEE SUBITEM (A)(3) ABOVE.

(D)      SEE SUBITEM (A)(2).

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HADSON CORPORATION


DATE:   March 9, 1994
                                        By:/s/ GREG G. JENKINS
                                           -----------------------------------
                                           Greg G. Jenkins, President
                                           and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                               Title                      Date
- ---------                               -----                      ----


/s/ GREG G. JENKINS           President, Chief Executive        March 9, 1994
- --------------------------    Officer and Director
Greg G. Jenkins               (Principal Executive Officer)


/s/ ROBERT P. CAPPS           Executive Vice President,         March 9, 1994
- --------------------------    Chief Financial Officer
Robert P. Capps               (Principal Financial Officer)



/s/ MARTHA A. BURGER          Vice President - Controller       March 9, 1994
- --------------------------    (Principal Accounting Officer)
Martha A. Burger


                              Chairman of the Board of
- --------------------------    Directors
J. E. Cannon


/s/ MICHAEL ADCOCK            Director                          March 9, 1994
- --------------------------
J. Michael Adcock


/s/ B. M. THOMPSON            Director                          March 9, 1994
- --------------------------
B. M. Thompson


/s/ JAMES L. PAYNE            Director                          March 9, 1994
- --------------------------
James L. Payne

/s/ MICHAEL J. ROSINSKI       Director                          March 9, 1994
- --------------------------
Michael J. Rosinski


/s/ J. FRANK HAASBEEK         Director                          March 9, 1994
- --------------------------
J. Frank Haasbeek


/s/ JAMES A. BITZER           Director                          March 9, 1994
- --------------------------
James A. Bitzer

                      HADSON CORPORATION AND SUBSIDIARIES

        Index to Financial Statements and Financial Statement Schedules


                                                                      Page
                                                                      ----
CONSOLIDATED FINANCIAL STATEMENTS

   Report of Independent Accountants ................................   F-2
   Consolidated Balance Sheets
         December 31, 1992 and 1993 .................................   F-3
   Consolidated Statements of Operations ............................
         Years Ended December 31, 1991, 1992 and 1993 ...............   F-4
   Consolidated Statements of Stockholders' Equity
         Years Ended December 31, 1991, 1992 and 1993                   F-5
   Consolidated Statements of Cash Flows
         Years Ended December 31, 1991, 1992 and 1993                   F-6
   Notes to Consolidated Financial Statements .......................   F-8


CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

   V.     Consolidated Property and Equipment
               Three Years Ended December 31, 1993 ..................   F-23
   VI.    Consolidated Accumulated Depreciation, Depletion
          and Amortization of Property and Equipment
               Three Years Ended December 31, 1993 ..................   F-24
   VIII.  Consolidated Valuation and Qualifying Accounts
               Three Years Ended December 31, 1993 ..................   F-25

                      HADSON CORPORATION AND SUBSIDIARIES
                       REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and
   Stockholders of Hadson Corporation




In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hadson Corporation and its subsidiaries (the "Company") at December 1992 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE


Oklahoma City, Oklahoma
February 18, 1994

                               HADSON CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS
                                     (Dollars in Thousands)

                                             ASSETS

                                                                                         December 31,
                                                                                   -------------------------
                                                                                     1992             1993
                                                                                   --------         --------
Current assets:
   Cash and cash equivalents                                                      $   3,445            2,466
   Accounts receivable, net of allowance for doubtful
     accounts of $285 and $888, respectively                                         62,329           85,097
   Inventories                                                                        2,716            5,754
   Prepaid expenses and other current assets                                          3,700            9,363
                                                                                  ---------         --------
     Total current assets                                                            72,190          102,680
                                                                                  ---------         --------

Property, equipment and improvements at cost, net of accumulated
   depreciation, depletion and amortization of $27,803 and $32,135, respectively     38,492           99,431
Gas supply contract                                                                      -             6,798
Investment in unconsolidated affiliate                                               37,016               -
Other assets                                                                          7,152            2,732
                                                                                  ---------         --------
                                                                                  $ 154,850          211,641
                                                                                  =========         ========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current long-term debt                                                         $   5,000            1,000
   Accounts payable                                                                  60,543           88,872
   Accrued liabilities                                                                3,572            4,289
   Deferred revenue                                                                   6,535            4,385
                                                                                  ---------         --------
     Total current liabilities                                                       75,650           98,546
                                                                                  ---------         --------

Long-term debt                                                                       56,400           55,800
Note payable                                                                          1,474               -
Other long-term liabilities                                                           1,725           15,123
Deferred income taxes                                                                   520            2,699
Commitments and contingencies (Note 10)
Stockholders' equity:
   Preferred stock, par value $.01 per share
     Authorized, 25,000,000 shares  -
       7% Senior Cumulative, Series A; issued 49,500 shares
         in 1992, at aggregate carrying value                                        42,543               -
       Senior Cumulative, Series A; issued 2,080,000 shares
         in 1993, at aggregate carrying value                                            -            49,000
       8% Junior Cumulative, Series B;  issued 4,065,000
         shares in 1992, at aggregate liquidation preference                         20,325               -
       Junior Exercisable Automatically Convertible, Series B;
         issued 4,983,180 shares in 1993, at par value                                   -                50
   Common stock (after effect of Reverse Stock Split), par value $.01 per share
     Authorized, 16,061,467 and 35,000,000 shares;
        issued 2,605,133 and 25,689,147 shares                                          391              257
   Common stock, Class B and C, par value $.01 per share
     Authorized 156,749,000 and -0- shares;
        issued 84,045,000 shares in 1992                                                840               -
   Additional paid-in capital                                                       150,337          196,625
   Accumulated deficit                                                             (195,355)        (206,459)
                                                                                  ---------         --------
     Total stockholders' equity                                                      19,081           39,473
                                                                                  ---------         --------
                                                                                  $ 154,850          211,641
                                                                                  =========         ========

          See accompanying notes to consolidated financial statements.

                      HADSON CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, except per share data)



                                                                             Year Ended December 31,
                                                                       -----------------------------------
                                                                         1991          1992         1993
                                                                       --------      -------       -------
Revenues:
   Sales                                                               $439,396      427,781       522,661
   Interest and other income                                                687          478           495
   Interest on tax refund                                                 1,766           -             -
   Gain on sale of assets                                                   703           -          6,355
   Net gain on 1992 Restructuring and settlements                            -           925            -
   Equity in earnings (loss) of unconsolidated affiliate                   (987)       1,716           629
                                                                       --------      -------       -------
                                                                        441,565      430,900       530,140
                                                                       --------      -------       -------

Expenses:
   Cost of sales and services (includes amounts from related
      parties of $1,912, $948 and $-0-, respectively)                   414,220      410,960       514,117
   Depreciation, depletion and amortization                               6,733        6,111         6,280
   Write-off of goodwill                                                     -            -          3,077
   Selling, general and administrative (net of billings to
      related party of $756, $823 and $-0-, respectively)                16,743       15,593        16,407
   Interest                                                              10,822       13,441         2,648
   Write down of NGL inventory                                            2,500           -          1,002
   Settlement of litigation                                                  -         1,000           475
   Reorganization and other                                                  -             -         2,704
                                                                       --------      -------       -------
                                                                        451,018      447,105       546,710
                                                                       --------      -------       -------

Loss from continuing operations before income taxes                      (9,453)     (16,205)      (16,570)
Income tax benefit                                                         (304)      (1,139)         (694)
                                                                       --------      -------       -------

Loss from continuing operations                                          (9,149)     (15,066)      (15,876)

Earnings (loss) from discontinued operations, net of income tax
      (benefit) of $80 in 1991 and $(78) in 1993                          4,829       (8,103)        5,553
                                                                       --------      --------      -------

   Net loss                                                              (4,320)     (23,169)      (10,323)

Preferred stock dividend requirements                                        -            61           293
                                                                       --------      -------       -------
Net loss attributable to common stock                                  $ (4,320)     (23,230)      (10,616)
                                                                       ========      =======       =======

Income (loss) per common and common equivalent share:
   Continuing operations                                               $  (3.64)       (5.35)        (1.93)
   Discontinued operations                                                 1.92        (2.87)          .66
                                                                       --------      -------       -------

   Net loss                                                            $  (1.72)       (8.22)        (1.27)
                                                                       ========      =======       =======



         See accompanying notes to consolidated financial statements.

                      HADSON CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1991, 1992 and 1993
                                 (In Thousands)



                                                                                               7% Senior             Senior
                                                                         Common Stock       Preferred Stock      Preferred Stock
                                                  Common Stock           Class B and C         Series A              Series A
                                              -------------------      ------------------   ----------------    -----------------
                                                            Par                     Par             Carrying             Carrying
                                              Shares       Value       Shares      Value    Shares    Value     Shares     Value
                                              ------      -------      ------     -------   ------   -------    ------    -------
Balance at December 31, 1990                   2,513      $ 3,769          -           -         -        -         -         -
   Issuance of treasury stock                     -            -           -           -         -        -         -         -
   Exercise of stock options                       4            7          -           -         -        -         -         -
   Net loss for the year ended
      December 31, 1991                           -            -           -           -         -        -         -         -
                                             -------      -------    --------     -------   -------   ------    ------    ------

Balance at December 31, 1991                   2,517        3,776          -           -         -        -         -         -

   Issuance of common stock                       68          102          -           -         -        -         -         -
   Adjust par value to $.01                       -        (3,490)         -           -         -        -         -         -
   Restructuring of debt and
      equity capitalization                       20            3      84,045         840        49   42,543        -         -
   Net loss for the year ended
      December 31, 1992                           -            -           -           -         -        -         -         -
                                             -------      -------    --------     -------   -------   ------    ------    ------

Balance at December 31, 1992                   2,605          391      84,045         840        49   42,543        -         -
    Issuance of common stock                      13            2          -           -         -        -         -         -
    Issuance of 8% Junior
       Preferred stock                            -            -           -           -         -        -         -         -
    Conversion of 8% Junior Preferred stock      659           99          -           -         -        -         -         -
    Dividend on 8% Junior Preferred stock         -            -           -           -         -        -         -         -
    Issuance of stock pursuant to Merger      10,396          104          -           -         -        -      2,080    49,000
    Issuance and conversion of stock
       pursuant to recapitalization           12,016         (339)    (84,045)       (840)      (49) (42,543)       -         -
    Net loss for the year ended
       December 31, 1993                          -            -           -           -         -        -         -         -
                                             -------      -------    --------     -------   -------   ------     -----    ------

Balance at December 31, 1993                  25,689      $   257          -           -         -        -      2,080    49,000
                                             =======      =======    ========     =======   =======   ======     =====    ======



                                                  8% Junior            Junior
                                               Preferred Stock     Preferred Stock
                                                   Series B           Series B
                                              ------------------  ---------------
                                                          Liqui-                  Additional   Accumu-                  Total
                                                          dation            Par     Paid-in     lated      Treasury   Stockholders'
                                              Shares      Value   Shares   Value    Capital    Deficit       Stock       Equity
                                              ------     -------  ------  -------   -------    -------     --------    ----------
Balance at December 31, 1990                      -          -       -       -      145,902    (167,395)     (1,011)    (18,735)
   Issuance of treasury stock                     -          -       -       -           -         (471)      1,011         540
   Exercise of stock options                      -          -       -       -          155          -           -          162
   Net loss for the year ended
      December 31, 1991                           -          -       -       -           -       (4,320)         -       (4,320)
                                              ------     ------   -----   -----     -------    --------      ------     -------

Balance at December 31, 1991                      -          -       -       -      146,057    (172,186)         -      (22,353)
   Issuance of common stock                       -          -       -       -          790          -           -          892
   Adjust par value to $.01                       -          -       -       -        3,490          -           -           -
   Restructuring of debt and
       equity capitalization                   4,065     20,325      -       -           -           -           -       63,711
   Net loss for the year ended
       December 31, 1992                          -          -       -       -           -      (23,169)         -      (23,169)
                                              ------     ------   -----   -----     -------    --------      ------     -------

Balance at December 31, 1992                   4,065     20,325      -       -      150,337    (195,355)         -       19,081
   Issuance of common stock                       -          -       -       -           -           -           -            2
   Issuance of 8% Junior
      Preferred stock                             30        150      -       -           -           -           -          150
   Conversion of 8% Junior Preferred stock      (455)    (2,273)     -       -        2,174          -           -           -
   Dividend on 8% Junior Preferred stock         156        781      -       -           -         (781)         -           -
   Issuance of stock pursuant to Merger           -          -       -       -       16,292          -           -       65,396
   Issuance and conversion of stock
      pursuant to recapitalization            (3,796)   (18,983)  4,983      50      27,822          -           -      (34,833)
   Net loss for the year ended
      December 31, 1993                           -          -       -       -           -      (10,323)         -      (10,323)
                                              ------     ------   -----   -----     -------    --------      ------     -------
Balance at December 31, 1993                      -          -    4,983      50     196,625    (206,459)         -       39,473
                                              ======     ======   =====   =====     =======    ========      ======     =======



          See accompanying notes to consolidated financial statements.

                      HADSON CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)




                                                                             Years Ended December 31,
                                                                       ---------------------------------
                                                                          1991         1992         1993
                                                                          ----         ----         ----
Cash flows from operating activities:
  Loss from continuing operations                                       $ (9,149)     (15,066)     (15,876)
  Items not affecting cash flow:
     Depreciation, depletion and amortization                              6,733        6,111        6,280
     Write-off of goodwill                                                    -            -         3,077
     Write down of NGL inventory                                           2,500           -         1,002
     Deferred income taxes                                                    -          (338)        (609)
     Gain on sale of assets                                                 (703)          -        (6,355)
     Reorganization costs                                                     -            -         1,372
     Net gain on 1992 Restructuring and settlements                           -          (925)          -
     Interest settled in 1992 Restructuring                                   -        12,941           -
     Equity in (earnings) loss of unconsolidated
         affiliate and other                                               1,169       (1,282)       2,203

  Accruals of operating cash receipts and payments, net
         of effects of acquired or sold companies:
     Change in trade receivables                                           4,311        5,392      (24,371)
     Change in inventories                                                   892        7,659       (2,231)
     Change in  current liabilities                                      (13,789)      (9,415)      37,332
     Change in prepaid expenses and other current assets                   2,746         (956)      (6,056)
                                                                        --------      -------      -------
     Operating cash flow provided (used) by
         continuing operations                                            (5,290)       4,121       (4,232)
     Operating cash flow used by
         discontinued operations                                         (28,209)          -            -
                                                                        --------      -------      -------
         Cash flows provided (used) by operating activities              (33,499)       4,121       (4,232)
                                                                        --------      -------      -------

Cash flows from investing activities:
  Additions to property, equipment and improvements                       (6,904)      (3,384)      (4,482)
  Dispositions of properties                                               7,851          257          261
  Net proceeds from sale of affiliates                                    48,970           -        44,000
  Cash proceeds (requirements) related to discontinued operations         (1,592)      (3,548)       7,339
  Reduction in consolidated cash and cash equivalents resulting
     from sale of subsidiaries                                            (3,588)          -            -
  Investments in and advances to unconsolidated affiliates                (1,546)          -            -
  Distributions from unconsolidated affiliates                             2,578           -            -
  Other                                                                      (68)        (276)         143
                                                                        --------      -------      -------

         Cash flows provided (used) by investing activities               45,701       (6,951)      47,261
                                                                        --------      -------      -------

                      HADSON CORPORATION AND SUBSIDIARIES

                                 (In Thousands)




                                                                    Year Ended December 31,
                                                               ------------------------------
                                                                1991        1992        1993
                                                               ------      ------      ------
Cash flows from financing activities:
  Proceeds from borrowings                                    $  4,000      7,970         200
  Repayments of borrowings                                     (32,009)    (1,000)    (39,774)
  Transaction costs related to restructuring                        -      (4,491)     (4,434)
  Loan origination and amendment fees                               -        (537)         -
  Issuance of common stock                                         162        892          -
                                                              --------    -------     -------

     Cash flows provided (used) by financing
        activities                                             (27,847)     2,834     (44,008)
                                                              --------    -------     -------

Net increase in cash and cash equivalents                      (15,645)         4        (979)
Cash and cash equivalents at beginning of period                19,086      3,441       3,445
                                                              --------    -------     -------

Cash and cash equivalents at end of period                    $  3,441      3,445       2,466
                                                              ========    =======     =======

Supplemental disclosures of cash flow information:
  Cash paid for:
     Interest (net of amounts capitalized and including
     amounts attributable to discontinued operations)           16,709        830       2,975
     Income taxes (net of refunds)                              (1,010)        (2)        102
                                                              --------    -------      ------

                                                              $ 15,699        828       3,077
                                                              ========    =======      ======

Supplemental disclosures of non-cash activities:
  Issuance of 6.2% Senior Secured Notes                       $     -      56,400      33,000
  Retirement of debt in 1992 Restructuring:
     Convertible Subordinated Debentures                            -     (27,528)         -
     11.2% Senior Notes                                             -     (13,973)         -
     12.9% Senior Subordinated Notes                                -     (75,000)         -
  Issuance (Retirement) of 7% Senior Preferred Stock                -      42,543     (42,543)
  Issuance (Retirement) of 8% Junior Preferred Stock                -      20,325     (20,325)
  Issuance (Retirement) of Class B and C Common Stock               -         843        (843)
  Additions to property, equipment and improvements                 -          -       65,000
  Issuance of Senior Preferred Stock                                -          -       49,000
  Issuance of Common Stock                                          -          -       46,154





          See accompanying notes to consolidated financial statements.

                      HADSON CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

         Hadson Corporation (the "Company") and its subsidiaries are engaged in the purchasing, gathering, processing, storing, transporting and marketing of natural gas and natural gas liquids ("NGL").

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Material intercompany balances and transactions have been eliminated. The Company's proportionate share of assets, liabilities, revenues and expenses of various energy related partnerships and joint ventures is included in the consolidated financial statements in accordance with industry practice. Investments in other joint ventures and partnerships, which are owned 50% or less and in which the Company exercises significant management influence, are included in the consolidated financial statements under the equity method of accounting.

Business Segment Information

         The Company's operations consist of only one segment; therefore, no segment information is presented for the three years ending December 31, 1993. During 1991, 1992 and 1993, no one customer accounted for more than 10% of total revenues from operations.

Fair Value of Financial Instruments

         In accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments," the Company has provided fair value information about valuation methodologies in various notes to the consolidated financial statements.

Cash and Cash Equivalents

         Cash and cash equivalents consist of demand deposits and funds invested in highly liquid instruments which are available on short notice, generally overnight. The carrying amount approximates fair value because of the short maturity of those instruments.

Concentration of Credit Risk

         The Company's accounts receivable relate primarily to sales of energy products and services in the United States to end-user and utility markets. Receivables which are considered a credit risk are backed by letters of credit. Credit terms, typical of industry standards, are of a short-term nature.

Gas Imbalances and Inventories

         In the course of buying and selling natural gas, the Company may receive or deliver volumes that are different than the amount nominated. Such variances arise as a result of certain attributes of the natural gas commodity and the industry itself. These transactions result in volumetric receivable and payable balances which are recovered or repaid through the receipt or delivery of gas in the future, or settled in cash. Natural gas imbalances expected to be settled within one year are classified as current assets or liabilities, with the remaining net imbalance position reflected in other long-term liabilities as of December 31, 1993. As of December 31, 1992, all natural gas imbalances were classified as current.

                      HADSON CORPORATION AND SUBSIDIARIES

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Amounts classified as inventories consist of natural gas contained in a gas storage facility which is expected to be withdrawn and sold within one year, NGL held in storage facilities, natural gas imbalances due from others and NGL exchange balances. Gas held in storage and NGL are valued as of year-end at the lower of net realizable value or cost on an average cost basis. Exchange balances (quantities of product due to/from others) are carried at market value. The accompanying statements of operations for the three years ended December 31, 1993 reflect adjustments to NGL inventory to estimated realizable value of $2.5 million, $-0- and $1.0 million.

    The major classes of inventory at December 31, 1992 and 1993 are as follows:

                                                        December 31,
                                                    --------------------
                                                     1992          1993
                                                    ------        ------
                                                        (In Thousands)
              Inventory:
                 Natural gas in storage             $  211           260
                 NGL                                 2,030         1,442
              Exchange balances:
                 NGL                                   228           (29)
                 Natural gas imbalances                247         4,081
                                                    ------         -----
                                                    $2,716         5,754
                                                    ======         =====

Accounting for Futures Contracts

         The Company enters into natural gas futures contracts primarily for the purpose of hedging price risks associated with certain firm purchase and sales commitments. Realized gains or losses related to fixed purchase price commitments and changes in the market value of open futures contracts are deferred until the gain or loss of the hedged transaction or futures contract is recognized. The amounts of speculative futures gains and losses are immaterial in the periods presented.

Property, Equipment and Improvements

         Natural gas gathering and transportation facilities are depreciated using the straight-line method over the expected life of the underlying natural gas reserves, which range from three to 15 years. Depreciation of other property and equipment is provided using the straight-line method over estimated useful lives of three to 10 years.

Intangible Assets

         The excess of the acquisition costs over the fair value of purchased businesses is recorded within other assets as goodwill ($5,522,000 at December 31, 1992). In 1993, due to lower than expected performance of the previously purchased businesses, the entire balance of goodwill was written off in the accompanying statement of operations. The gas supply contract acquired pursuant to the December 14, 1993 merger of Adobe Gas Pipeline Company ("AGPC") with and into the Company (the "Merger") is being amortized on a straight-line basis over its seven-year term. (See Note 2.)

Stock Options

         No accounting is made with respect to stock options until they are exercised as all options have been granted at a price equal to or greater than fair value at date of grant. Upon exercise, the excess of the proceeds over the par value of the shares issued is credited to additional paid-in capital.

                      HADSON CORPORATION AND SUBSIDIARIES

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

         The Company has provided deferred taxes for the difference in the tax and financial reporting bases of assets and liabilities in accordance with SFAS No. 109, "Accounting for Income Taxes."

         Investment and energy tax credits, when available, are accounted for under the flow-through method.

Net Earnings Per Common Share

         For the three years ended December 31, 1993, net loss per common share was based upon the weighted average shares of common stock outstanding of 2,517,000, 2,826,000 and 8,383,000, respectively, as the inclusion of any common stock equivalents would be anti-dilutive. The weighted average shares of Common Stock are computed after giving effect to the approximate one-for-15 reverse split of the Common Stock effected by the Merger in December 1993 and described in Note 2. Fully diluted earnings per common share assume the conversion of convertible debt securities and common stock equivalents which would arise from the exercise of stock options, unless such items would be anti-dilutive. Therefore, primary and fully diluted earnings per share are the same for all periods presented. As of December 31, 1993, there were 25,689,147 shares of Common Stock outstanding.

Basis of Presentation

         Certain reclassifications have been made in the consolidated financial statements for the years ended December 31, 1991 and 1992 to conform to the presentation used for the December 31, 1993 financial statements.

(2)      MERGER AND RECAPITALIZATION OF DEBT AND EQUITY

         In December 1992, the Company's then-existing debt and equity capitalization was restructured (the "1992 Restructuring") pursuant to a "prepackaged" plan of reorganization filed by the Company in connection with its October 1992 filing of a voluntary proceeding for reorganization under Chapter 11 of the United States Bankruptcy Code. The Company recognized a net gain on the 1992 Restructuring of $925,000.

         The Merger was consummated on December 14, 1993. Prior to the Merger, AGPC was an indirect-wholly owned subsidiary of Santa Fe Energy Resources, Inc. ("Santa Fe") and engaged, through its wholly-owned subsidiaries, in the gathering, processing, transmission and marketing of natural gas, with interests in 10 natural gas pipeline systems located in Texas, New Mexico, Oklahoma and Montana (of which six were operated by AGPC) and three natural gas processing plants (collectively, and including the various contracts associated with such facilities, the "AGPC Assets"). In addition to effecting the acquisition by the Company of AGPC, the Merger also effected a restructuring of the Company's debt and equity capitalization (including an approximate one-for-15 reverse split of the Company's common stock (the "Reverse Stock Split")).

         Prior to the Merger, AGPC entered into a gas contract (the "Gas Contract") with Santa Fe and Santa Fe Energy Operating Partners, L.P. ("SFEOP"). As a result of the Merger, the Company succeeded to the rights and obligations of AGPC under the Gas Contract. Following the Merger, the Company assigned such contract to Hadson Gas Systems, Inc., a wholly-owned subsidiary of the Company through which the majority of the Company's natural gas marketing operations are conducted. The Gas Contract has a term of approximately seven years and provides for the purchase by the Company of essentially all of Santa Fe's and SFEOP's existing domestic natural gas production as well as natural gas production that either Santa Fe or SFEOP has the right to market.

                      HADSON CORPORATION AND SUBSIDIARIES

(2)      MERGER AND RECAPITALIZATION OF DEBT AND EQUITY (Continued)

         Pursuant to the Merger, the Company issued to Santa Fe, in exchange for the stock of AGPC, 2,080,000 shares of Senior Cumulative Preferred Stock, Series A, ("Senior Preferred Stock") having an aggregate liquidation preference of $52 million and 10,395,665 shares of post reverse-split Common Stock representing approximately 40% of the total number of shares of Common Stock outstanding immediately after the Merger.

         The combination of AGPC and its subsidiaries and the Company has been accounted for using the purchase method of accounting. The value of the net assets acquired by the Company in the Merger was more readily determinable than the value of the total consideration issued by the Company and, therefore, net assets were used in determining the fair value of such consideration. The value of the AGPC Assets was determined primarily based on a multiple of expected cash flow from those assets. The value of the Gas Contract was determined by evaluating estimated savings in gas purchase costs over historical gas purchase costs expected to be afforded the Company over the term of the Gas Contract discounted to net present value at 12%. The value of the Senior Preferred Stock was determined based on the yield of the Senior Preferred Stock as compared to the yield of other securities deemed to be comparable. A summary of the purchase price and consideration follows:

                                                                                        (In Thousands)
                                                                                        --------------
         Determination of purchase price:
            AGPC Assets                                                                      $ 65,000
            Gas Contract                                                                        6,798
            Deferred tax liability                                                             (2,788)
            Current liabilities                                                                  (244)
            Long-term liabilities                                                              (1,487)
                                                                                               ------
                                                                                             $ 67,279
                                                                                               ======
         Consideration:
            Senior Preferred Stock                                                           $ 49,000
            Common Stock                                                                       16,396
            Costs of acquisition of AGPC Assets and Gas Contract                                1,883
                                                                                              -------
                                                                                             $ 67,279
                                                                                               ======

         Components of the restructuring of the Company's debt and equity recapitalization which were effected by the Merger are described below. Transaction costs associated with the recapitalization were approximately $1.8 million.

         All of the shares of the Company's Class B Common Stock, Class C Common Stock, 7% Senior Cumulative Preferred Stock, Series A ("Old Senior Preferred Stock"), all of which were held by The Prudential Insurance Company of America and certain of its affiliates (collectively, "Prudential") and $23.4 million in 6.20% Senior Secured Notes Due 2000 ("Old Senior Secured Notes") due to Prudential were exchanged for or converted, pursuant to the Merger, into, in the aggregate, $56.4 million of 8% Senior Secured Notes due 2003 ("New Senior Secured Notes"), 1,309,762 shares of Common Stock, and the "P Interest" in a trust formed in connection with the Merger (the "H/P Trust") (see Note 6), which interest represented a beneficial trust interest in 4,983,180 shares of Common Stock which were deposited by the Company to the H/P Trust (the "Trust Shares") and could result in the payment to Prudential of an amount equal to the amount of all proceeds payable upon the exercise of New Junior Exercisable Automatically Convertible Preferred Stock, Series B ("New Junior Preferred Stock") (See Note 6). Such amount could total approximately $16 million. The shares of Common Stock issued to the H/P Trust are treated as outstanding by the Company.

                      HADSON CORPORATION AND SUBSIDIARIES

(2)      MERGER AND RECAPITALIZATION OF DEBT AND EQUITY (Continued)

         The 3,796,814 shares of 8% Junior Cumulative Convertible Preferred Stock, Series B ("Old Junior Preferred Stock") outstanding at the time of the Merger were converted into 5,723,052 shares of Common Stock and 4,163,852 shares of New Junior Preferred Stock.

         To effect the Reverse Stock Split, the 49,159,867 shares of common stock outstanding at the time of the Merger were converted into 3,277,488 shares of Common Stock and 819,328 shares of New Junior Preferred Stock.

         The following represents the unaudited pro forma results of operations as if the 1992 Restructuring, the sale of the common stock of Hadson Energy Resources Corporation ("HERC") (see Note 4), the Merger and the recapitalization of debt and equity had occurred on January 1, 1992:

                                               Years Ended December 31,
                                             ---------------------------
                                               1992               1993
                                             --------            -------
                                                (In Thousands, except
                                                    per share data)
Net sales                                    $601,055            700,254
Loss from continuing operations                (2,933)           (18,795)
Loss attributable to common stock              (8,783)           (24,645)
Loss per share from continuing operations        (.34)              (.96)


         The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future results of operations.

(3)      DISCONTINUED OPERATIONS

         The power systems group ("Power Systems"), excluding certain assets, was sold in December 1991 for proceeds of $50.5 million which resulted in a gain of $4.9 million. The proceeds from the transaction were subject to certain adjustments and had additional amounts payable under certain circumstances. The adjustments to proceeds included a purchase price adjustment, the amount of which was the subject of a dispute between the Company and the purchaser.

         Of the $50.5 million purchase price, the purchaser retained $2.5 million as a "holdback" to secure certain of the Company's indemnification obligations related to the sale. In 1992, the Company and the purchaser reached agreement regarding the settlement of certain matters relating to this sale, including the purchase price adjustment, certain indemnity claims and the manner and time period for resolving other indemnity claims. Pursuant to such settlement agreement, the purchaser paid the Company $0.4 million and continues to hold $2.2 million as security for certain indemnity claims that may arise. The purchaser has also agreed that other indemnity claims against the Company cannot exceed $0.5 million. If, however, within the time limits set forth in the settlement agreement, the claims are less than the $2.2 million held by the purchaser, then the balance of the holdback will be returned to the Company.
In connection with the settlement agreement, the Company charged $4.2 million to loss on discontinued operations in 1992, as the Company believes that it is unlikely to receive any significant additional amounts.

                      HADSON CORPORATION AND SUBSIDIARIES

(3)      DISCONTINUED OPERATIONS (Continued)

         The assets of Power Systems retained by the Company after the 1991 sale related to subsidiaries of the Company having investments in joint ventures which own six cogeneration projects and one waste wood processing facility. In 1992, the Company disposed of four of its subsidiaries having investments in cogeneration projects and the one having the investment in the waste-wood processing facility. The Company recognized a loss of $3.9 million in connection with these dispositions.

         In September 1993, the Company reached a settlement with the United States Army regarding various claims relating to a contract between a defense subsidiary of the Company and the Army. As a part of this settlement, the Army released to the Company amounts due to the subsidiary pursuant to certain other government contracts which totalled approximately $1.8 million and made a cash payment to the Company of $7 million. After payment of litigation costs of approximately $1.7 million, the net cash proceeds to the Company from this settlement were approximately $7.1 million. Of the proceeds, $1.5 million was applied as a principal prepayment of the New Senior Secured Notes issued pursuant to the Merger and the rest was retained by the Company to pay transaction costs related to the Merger and related transactions and for general corporate purposes. The accompanying consolidated statement of operations for the year ended December 31, 1993 reflects a gain of $5.6 million related to the settlement.

         Power Systems and the Defense Systems Group have been accounted for as discontinued operations in the accompanying consolidated financial statements. Their operating results are reported in this manner for all years presented in the accompanying consolidated statements of operations and other related income data. Net sales for these groups totalled $119,312,000, $-0- and $-0- for the years ending December 31, 1991, 1992 and 1993, respectively.

(4)      SALE OF ASSETS

         In July 1993, the Company completed the sale of its approximately 49% interest in the outstanding common stock of HERC. The equity method was utilized in accounting for the investment.

         Total proceeds from the sale of $45 million were applied as follows:
(i) $33.0 million principal prepayment of the Company's Old Senior Secured Notes, (ii) approximately $1.3 million to pay accrued interest on the Old Senior Secured Notes and fees due Prudential, (iii) approximately $2.2 million in repayment of all borrowings and accrued interest under an interim financing facility with Prudential described in Note 5, (iv) $1.0 million in repayment of the New Senior Secured Notes and (v) the remainder was retained by the Company for costs and expenses related to the sale and other corporate purposes. A gain of approximately $6.4 million was recognized on the sale.

         In February of 1994, the Company assigned a 30% interest in a gathering system and processing plant to a joint owner in return for (i) the dedication of additional production to the system, (ii) the assignment of a gathering system in New Mexico along with its dedicated production, and (iii) $2.5 million in cash. Due to the recent valuation of the gathering system and processing plant in the Merger, no gain or loss was recognized on the sale. The accompanying consolidated balance sheet includes $2.5 million in current assets related to the assets which were sold.

         In December 1991, the Company completed the sale of certain Oklahoma and Texas gathering systems and processing facilities which had been held through joint ventures for which the Company was managing partner. The sale proceeds totalled $2,890,000, which resulted in a gain to the Company of $703,000.

                      HADSON CORPORATION AND SUBSIDIARIES

(5)      LONG-TERM DEBT AND NOTE PAYABLE

         Long-term debt consists of the following:

                                                                                   December 31,
                                                                            ------------------------
                                                                              1992             1993
                                                                            -------           ------
                                                                                  (In Thousands)
            6.20% senior secured notes, due 2000 (A)                        $56,400               -
            8.0% senior secured notes, due 2003 (A)                              -            53,900
            Bank credit agreement (B)                                         5,000            2,900
                                                                            --------          ------
                                                                             61,400           56,800
            Current portion                                                  (5,000)          (1,000)
                                                                            -------           ------
                                                                            $56,400           55,800
                                                                            =======           ======

         (A) In December 1993, in connection with the debt and equity recapitalization effected by the Merger, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with Prudential. See Note 2. The agreement provided that all outstanding Old Senior Secured Notes be cancelled. Pursuant to the Securities Purchase Agreement, the Company issued $56.4 million of New Senior Secured Notes. Upon completion of the Merger, the Company paid $2.5 million to Prudential in partial repayment of the notes.

                 The New Senior Secured Notes bear interest at the rate of 8.0% per annum and mature on December 31, 2003. Such notes are prepayable in whole or in part (in minimum increments of $500,000) without premium or penalty. Remaining required principal prepayments are as follows: (i) $1.0 million by August 1, 1994, (ii) an additional $2.5 million by December 31, 1996, (iii) an additional $5.9 million by December 31, 1997 and (iv) an additional $8 million by December 31 of each year thereafter through 2002 with a final payment of $4.5 million due by December 31, 2003. The Company is also required to prepay the New Senior Secured Notes in an amount equal to proceeds of asset sales over certain amounts. The New Senior Secured Notes are secured by the first priority lien on all the stock of certain of the Company's subsidiaries, on the accounts receivable and other personal property of the Company (but not of its operating subsidiaries), which lien has been granted to a collateral agent for the benefit of Prudential and Bank of Montreal ("BMO"), as more fully discussed below.

                 The Securities Purchase Agreement restricts the payment of dividends, including the payment of dividends on the Senior Preferred Stock (other than those dividends payable in additional shares of Senior Preferred Stock). In addition, the outstanding principal balance of the New Senior Secured Notes must be reduced to certain specified levels before any cash dividends may be paid on the Senior Preferred Stock. See Note 6. Other provisions of the Securities Purchase Agreement include restrictions on the incurrence of additional debt, the creation of liens, investments, issuance of capital stock by subsidiaries and dispositions of assets and subsidiaries.

                 Because the New Senior Secured Notes were issued late in 1993 and were priced to approximate a market yield for similar securities, the carrying value of the New Senior Secured Notes approximates fair value.

         (B) Upon consummation of the Merger, the Company entered into a new credit agreement with BMO ("BMO Credit Agreement") which replaced its existing credit agreement with BMO. The Company and certain of its marketing subsidiaries are obligors under the BMO Credit Agreement.

                      HADSON CORPORATION AND SUBSIDIARIES

(5)      LONG-TERM DEBT AND NOTE PAYABLE (Continued)

                 The BMO Credit Agreement provides for aggregate borrowings of up to $10 million and the issuance of letters of credit of up to $50 million (less the amount of any outstanding borrowings) primarily to support trade obligations, all on a revolving basis and subject to availability under a "borrowing base." Upon the syndication of a portion of the facility to one or more additional banks, the limit of the facility may be increased to $60 million, subject to the borrowing base. Under the facility, the borrowing base at any time will be equal to the sum of approximately 80% of the aggregate dollar amount of eligible accounts receivable of certain of the Company's subsidiaries in which BMO has a security interest plus the full amount of the Company's cash and certain short-term investments in which BMO has a security interest.

                 Borrowings outstanding under the BMO Credit Agreement bear interest, payable quarterly, at the base rate announced from time to time by BMO plus 1% per annum. In addition, the Company is required to pay a letter of credit fee of 1-7/8% per annum, payable quarterly, on the amount of any outstanding letters of credit, a commitment fee of 0.5% per annum, payable quarterly, on the unused portion of the facility and a facility fee of .125% per annum, payable quarterly, on the maximum amount of the facility. In addition, during each of the four quarters of 1994, the Company is required to reduce the outstanding amount of borrowings under the facility to no more than $5 million and, during each fiscal quarter thereafter, the Company is required to reduce such borrowings to zero, in each case for not less than 10 consecutive business days. Amounts outstanding under the facility will be due and payable upon the termination of the facility on December 14, 1995, provided that the facility may be extended for an additional year by the mutual consent of the Company and all of the Banks then parties to such facility, subject to the payment of a fee and certain customary conditions.

                 During 1993, the average amount of borrowings outstanding under the BMO Credit Agreement and the credit agreement with BMO which it replaced was $3,176,000. At December 31, 1993, letters of credit amounting to $29,636,000 were outstanding under the BMO Credit Agreement. Of this amount, $24,679,000 relates to standby letters of credit which support trade accounts payable included in the accompanying current year consolidated balance sheet.

                 The Company's obligations under the BMO Credit Agreement are secured by a first priority lien, granted in favor of a collateral agent for the benefit of BMO and Prudential, on the outstanding capital stock of certain of the Company's subsidiaries, on the accounts receivable and other personal property of the Company and on certain other miscellaneous collateral, and by a first priority lien granted in favor of BMO on the accounts receivable and other personal property of the Company's subsidiaries that are obligors under the BMO Credit Agreement. Pursuant to certain intercreditor arrangements entered into by BMO and Prudential, the proceeds of any sale by the collateral agent, following an event of default, of any collateral that is subject to such intercreditor arrangements will be applied first to the payment of amounts due under the BMO Credit Agreement and second to payment of the New Senior Secured Notes.

                 Debt issuance costs are included in current assets on the accompanying consolidated balance sheet and are amortized on a straight-line basis over the term of the BMO Credit Agreement.

                 The BMO Credit Agreement contains restrictions on, among other things, the incurrence of additional debt, payments of dividends, investments, issuance of capital stock by subsidiaries and dispositions of assets and subsidiaries. In addition, it calls for the Company to maintain minimum levels of working capital, liquidity and net worth. Because the credit facility is priced at an interest rate that floats along with a market rate, the carrying amount approximates fair value.

                      HADSON CORPORATION AND SUBSIDIARIES

(5)  LONG-TERM DEBT AND NOTE PAYABLE (Continued)

     As of December 31, 1993, annual maturities of long-term debt for each of the next five years are as follows:

                                                                (In Thousands)
                1994                                                $ 1,000
                1995                                                  2,900
                1996                                                  2,500
                1997                                                  5,900
                1998                                                  8,000
                Thereafter                                           36,500
                                                                    -------
                                                                    $56,800
                                                                    =======

Note Payable

     In order to fund the costs of effecting the 1992 Restructuring, Prudential had made advances to the Company through three separate facilities. In December 1992, the Company entered into the third of the facilities, (the "Credit Agreement") which provided for maximum advances of $2.2 million. In January 1993, there was $2.2 million outstanding under the Credit Agreement.
In June 1993, the Company paid all interest and principal due pursuant to the Credit Agreement with proceeds from sale of its investment in HERC and the Credit Agreement was cancelled. See Note 4.

(6)  CAPITAL STOCK

Senior Cumulative Preferred Stock, Series A ("Senior Preferred Stock")

     The 2,080,000 shares of Senior Preferred Stock outstanding on December 31, 1993 were issued to Santa Fe pursuant to the Merger. The shares have a par value of $.01, have an aggregate liquidation preference of $52 million, or $25 per share, and are senior in liquidation preference to all other classes of equity securities of the Company. Dividends accumulate at a rate of 11.25% per annum of the liquidation preference ($2.81 per share per year) from December 14, 1993 through December 31, 1995 and 10.70% per annum ($2.67 per share per year) commencing January 1, 1996. Dividends are cumulative and are payable quarterly in arrears. Through December 31, 1995, dividends are payable only in shares of Senior Preferred Stock having a liquidation preference equal to the dividend payable. Beginning January 1, 1996, dividends are payable only in cash.

     Beginning January 1, 1999, the Senior Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at per share redemption prices which begin at $26.25 for 1999 and decrease to $25.00 for 2004 and thereafter. The Securities Purchase Agreement and the BMO Credit Agreement limit such redemption.

     Holders of Senior Preferred Stock have class voting rights in connection with certain fundamental corporate transactions, including amendments to the Company's certificate of incorporation which would alter or change the powers, preferences or special rights of such stock so as to affect them adversely, certain mergers and consolidations involving the Company which may have a material adverse effect on such powers, preferences or special rights and the creation of senior or pari passu securities. In addition, if at any time regular dividends are in an amount equal to six full quarterly regular dividend payments in arrears and unpaid, then until all such regular dividend payments shall be paid in full, the holders of the Senior Preferred Stock, voting separately as a class, will be entitled to elect two directors of the Company.

                      HADSON CORPORATION AND SUBSIDIARIES

(6)  CAPITAL STOCK (Continued)

Junior Exercisable Automatically Convertible Preferred Stock, Series B ("New Junior Preferred Stock")

     The 4,983,180 shares of New Junior Preferred Stock outstanding at December 31, 1993 were issued in December 1993, through the Merger, to the holders of the 8% Junior Preferred Stock and the holders of the common stock pursuant to the conversion of such stock in the Merger. Each share of New Junior Preferred Stock has a par value of $.01 and a liquidation preference of $.75. No dividends are payable on the New Junior Preferred Stock. Each share of New Junior Preferred Stock entitles the holder to purchase one share of Common Stock (an aggregate of 4,983,180 shares) upon surrender of such share of New Junior Preferred Stock and payment of the exercise price of $3.225 per share of Common Stock (in each case subject to adjustment under certain circumstances) until the date of automatic conversion described below. Pursuant to the trust agreement governing the H/P Trust, the Company is required to deposit all proceeds from such exercise to the H/P Trust as described below.

     The H/P Trust was established by the Company in connection with the Merger. As a result of the Merger, Prudential received the "P Interest" in the H/P Trust, which initially represented beneficial ownership of all of the Trust Shares. As holders of New Junior Preferred Stock exercise their right to purchase shares of Common Stock, the Company will periodically deposit to the H/P Trust all proceeds of such exercises. At the end of each calendar quarter and upon termination of the H/P Trust, if the dollar amount of exercise proceeds held in the H/P Trust has reached certain levels, the trustee will pay such proceeds to Prudential and will distribute a corresponding number of Trust Shares to the Company. Upon termination of the H/P Trust, all remaining Trust Shares, if any, will be distributed to Prudential.

     Each outstanding share of New Junior Preferred Stock will automatically convert into .001 of a share of Common Stock on the earlier of (i) the date that is 30 days after the first date (the "Trigger Date") on which the closing price per share of the Common Stock on each of the immediately preceding 40 consecutive trading days shall have exceeded 200% of the exercise price of the New Junior Preferred Stock in effect on such trading day (the Company will be required to mail a notice of such automatic conversion to each holder of shares of New Junior Preferred Stock within 10 days following the Trigger Date) and
(ii) December 14, 1995.

(7)  INCOME TAXES

     The significant components of income tax (benefit) are as follows:

                                               Year Ended December 31,
                                          --------------------------------
                                          1991          1992          1993
                                          -----        ------         ----
                                                  (In Thousands)
     Current:
       Federal                            $ 399        (1,180)        (145)
       State                               (623)          379           60
                                          -----        ------         ----
                                           (224)         (801)         (85)
                                          -----        ------         ----
     Deferred:
       Federal                               -           (438)        (204)
       State                                 -            100         (405)
                                          -----        ------         ----
                                             -           (338)        (609)
                                          -----        ------         ----
     Total income tax (benefit)           $(224)       (1,139)        (694)
                                          =====        ======         ====

     Relates to:
       Continuing operations              $(304)       (1,139)        (616)
       Discontinued operations               80            -           (78)
                                          -----        ------         ----
                                          $(224)       (1,139)        (694)
                                          =====        ======         ====

                         HADSON CORPORATION AND SUBSIDIARIES

(7)  INCOME TAXES (Continued)

     Reconciliations from the expected statutory income tax (benefit) to the income tax (benefit) are as follows:

                                                                                Year Ended December 31,
                                                                         ------------------------------------
                                                                           1991          1992          1993
                                                                         --------      --------      --------
                                                                                     (In Thousands)

     Expected statutory income tax (benefit)                             $ (1,545)      (8,265)       (3,746)
     Increases (reductions) in taxes resulting from:
         Capital loss utilization                                          (6,095)        (215)       (8,491)
         State taxes, net of federal benefit                                 (413)          19          (151)
         Amortization of goodwill                                             289          115         1,160
         Gain or loss on disposition of affiliates                            547        3,741         5,412
         Equity in earnings of unconsolidated affiliate                       363        1,420           (47)
         Net operating loss carryover                                       6,752        3,761         6,707
         Other                                                               (122)      (1,715)       (1,538)
                                                                         --------      -------       -------

     Income tax (benefit)                                                $  (224)      (1,139)         (694)
                                                                         ========       ======       =======

     Temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities that give rise to significant portions of the deferred tax liabilities at December 31, 1991, 1992 and 1993 relate to the following:


                                                                                Year Ended December 31,
                                                                         ------------------------------------
                                                                            1991         1992          1993
                                                                         ---------     --------      --------
                                                                                    (In Thousands)
     Property, equipment and improvements and related
         depreciation, depletion and amortization                        $  5,099        3,044        13,005
     Investment in unconsolidated affiliates                                   -           870            -
     Accounts receivable                                                      413           -             -
     Other                                                                     -            -          1,263
                                                                         --------      -------       -------

     Gross deferred tax liabilities                                         5,512        3,914        14,268
                                                                         --------      -------       -------

     Investment in unconsolidated affiliates                                   (9)          -            (10)
     Accounts receivable                                                       -           (70)         (275)
     Subordinated debentures                                               (1,344)          -             -
     Accrued liabilities                                                       -          (417)       (1,132)
     Other                                                                    (35)         (16)           -
     Net operating loss carryover                                         (27,967)     (19,826)      (17,585)
     Capital loss carryover                                               (16,181)     (15,561)       (6,306)
     General business credit carryover                                     (8,606)      (8,431)       (7,887)
     Depletion carryover                                                     (702)        (702)       (1,021)
                                                                         --------      -------       -------

     Gross deferred tax assets                                            (54,844)     (45,023)      (34,216)
     Deferred tax assets valuation allowance                               50,190       41,629        22,647
                                                                        ---------      -------       -------
                                                                        $     858          520         2,699
                                                                        =========      =======       =======

                      HADSON CORPORATION AND SUBSIDIARIES

(7)  INCOME TAXES (Continued)

     The net change in the valuation allowance for deferred tax assets was an increase of $528,000 in 1991; a decrease of $8,561,000 in 1992; and a decrease of $18,982,000 in 1993. The increase in 1991 was primarily attributable to the provision of valuation allowance on the net increase in loss carryovers. The decrease in 1992 was primarily attributable to the anticipated $28,479,000 reduction of the net operating loss which would have been required had the Company made a certain election under the Internal Revenue Code of 1986, as amended. The net decrease in 1993 was primarily attributable to additional expected utilization of net operating loss carryovers against the future realization of the taxable temporary differences created as a result of the Merger.

     At December 31, 1993, the Company has carryovers of tax benefits as follows:

                                                                                       TAX
                                                                                     -------
                                                                                 (In Thousands)
          Net operating losses                                                    $  115,619
                                                                                     =======

          Alternative minimum tax net operating losses                            $  102,379
                                                                                     =======

          General business credits                                                $    7,887
                                                                                    ========

          Minimum tax credit                                                      $      789
                                                                                   =========

          Depletion                                                               $    3,003
                                                                                    ========

          Capital losses                                                          $   18,547
                                                                                     =======

     The capital loss carryover expires in 1994. The depletion carryover is not subject to expiration. All other carryovers principally expire between 1998 and 2008.

     All of the carryovers of tax benefits generated prior to the December 16, 1992 effective date of the Company's plan of reorganization under Chapter 11 of the Bankruptcy Code (see Note 2) are, due to the greater than 50% change of ownership effected by such plan, subject to an annual limitation of $4,510,000 under sections 382 and 383 of the Code. Such annual limitation may be increased by any realized built-in gains and unused annual limitation from a prior year. Accordingly, the portion of the carryovers above not limited under section 382 consist of the $10,143,000 of regular net operating loss and $9,650,000 of alternative minimum tax net operating loss generated during the period from December 17, 1992 to December 31, 1993.

     During the first quarter of 1991, the Company received a refund of taxes previously paid of $324,000 and interest amounting to $1,776,000 related to the settlement of an audit of previous years' federal income tax returns by the Internal Revenue Service.

(8)  EMPLOYEE BENEFIT PLANS

     Effective January 1, 1992, the Hadson Employee Stock Ownership/401(k) Savings Plan (the "Old Employee Plan"), which was organized into two parts, the Profit Sharing Portion and the ESOP Portion, was amended and restated as the Hadson Corporation Employee 401(k) Savings Plan (the "Employee Plan"). Under the Employee Plan, the ESOP Portion of the Old Employee Plan was eliminated. Additionally, the Employee Plan provides for the Company matching of a participant's compensation, as defined, from 3% to 8% based upon length of service. Employees vest immediately in their contribution. The Company's contribution vests over a four-year period of

                      HADSON CORPORATION AND SUBSIDIARIES

(8)      EMPLOYEE BENEFIT PLANS (Continued)

service. The Company's contribution to the Employee Plan for each of the years ended December 31, 1992 and 1993 was $347,000 and $351,000, respectively. The Company's contribution to the Old Employee Plan was $1,893,000 for the year ended December 31, 1991.

         The Company also has various incentive compensation plans for officers and employees. Amounts available for incentive compensation are based on various financial and operational results. For each of the years ended December 31, 1991, 1992 and 1993, such incentive compensation amounted to $243,000, $121,000 and $62,000, respectively.

         In connection with the 1992 Restructuring, all existing stock options and warrants were cancelled and the Company implemented a new Stock Option Plan (the "Stock Plan") for the benefit of employees and non-employee directors.
The maximum number of shares of Common Stock issuable under the Stock Plan was 300,000 at December 31, 1992 and 633,365 at December 31, 1993. The exercise price of options granted under the Stock Plan, other than incentive stock options, must be equal to the market value of the Common Stock at the date of grant. Options are exercisable in whole or in part over a 10-year period from the date of grant.

         Information as to common shares subject to options is as follows:

                                                         December 31,
                                                     ----------------------
                                                       1992          1993
                                                     --------       -------
 Shares outstanding at beginning of year              139,867       173,533
 Changes in shares issuable:
   Cancelled in conjunction with 1992 Restructuring  (139,867)           -
   Issued                                             173,533        78,333
                                                     --------       -------
 Shares outstanding at end of year                    173,533       251,866
                                                     ========       =======
 Shares available for grant under option plans
   at end of year                                     126,467       381,499
                                                     ========       =======

 Price range of options outstanding                     $3.45          2.34
                                                                        to
                                                                       4.20

 Options exercisable                                   64,511       189,578
                                                     ========       =======

(9)      RELATED PARTY TRANSACTIONS

         Certain officers and directors are shareholders, partners or principals of companies or firms which have provided various services to the Company and its subsidiaries. Aggregate billings to the Company, a portion of which were billed to other parties, approximated $54,000, $22,000 and $-0-, respectively, for each of the years ended December 31, 1991, 1992 and 1993.

                      HADSON CORPORATION AND SUBSIDIARIES

(10)     COMMITMENTS AND CONTINGENCIES

         The Company leases equipment and office facilities under non-cancellable operating leases which expire from 1993 through 2004. The leases require annual rentals of the following:

                                                          (In Thousands)
                      1994                                    $ 2,600
                      1995                                      1,837
                      1996                                      1,384
                      1997                                        922
                      1998                                        699
                      Thereafter                                3,376
                                                              -------
                                                              $10,818
                                                              =======

         Rent expense for each of the years ended December 31, 1991, 1992 and 1993 was $6,877,000, $2,157,000 and $2,611,000, respectively.

         A wholly-owned subsidiary of the Company is a defendant, along with several co-defendants, in a lawsuit involving an explosion of propane which resulted in the death of one individual and severe injury to another. The plaintiffs have requested an as yet unspecified amount of damages and punitive damages against the defendants. The subsidiary's ultimate proportionate share of any settlement or judgment cannot be determined at this time.

         The Company has primary insurance coverage for losses of this type up to $1 million. The availability of insurance coverage for any amounts in excess of this amount, however, is uncertain at this time due to questions regarding the applicability of various other insurance coverages. The Company has established provisions in the accompanying financial statements for any liability which can be reasonably estimated and for which it is probable that the subsidiary will be held ultimately liable.

         The Company is subject to other various legal proceedings and claims which arise in the normal course of business. In the opinion of management, based in part on consultation with counsel, the amount of ultimate liability with respect to those actions will not materially affect the Company's financial position.

(11)     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         Quarterly results of operations for the years ended December 31, 1992 and 1993 are as follows:

                                             FIRST          SECOND            THIRD           FOURTH          TOTAL
                                            -------         -------          -------          -------        -------
                                                           (In Thousands, except per share data)
1992:
     Total revenue from continuing
       operations                           $105,655         90,860          107,842          126,543        430,900
                                            ========         ======          =======          =======        =======
     Gross profit from continuing
       operations                           $  3,595          2,884            3,501              655         10,635
                                            ========         ======          =======          =======        =======

     Loss from continuing operations        $ (3,799)        (2,340)          (3,027)          (5,900)       (15,066)
                                            ========         ======          =======          =======        =======

     Net loss                               $ (3,799)        (4,100)          (3,027)         (12,243)       (23,169)
                                            ========         ======          =======          =======        =======
     Net loss attributable to
       common stock                         $ (3,799)        (4,100)          (3,027)         (12,304)       (23,230)
                                            ========         ======          =======          =======        =======
     Loss per share from
        continuing operations               $  (1.47)          (.91)           (1.17)           (1.67)         (5.35)
                                            ========         ======          =======          =======        =======

     Loss per share                         $  (1.47)         (1.59)           (1.17)           (3.45)         (8.22)
                                            ========         ======          =======          =======        =======

                      HADSON CORPORATION AND SUBSIDIARIES

(11) QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued)

                                             FIRST          SECOND            THIRD           FOURTH         TOTAL
                                            -------        --------          -------         --------      ---------
                                                              (In Thousands, except per share data)
1993:
     Total revenue from continuing
        operations                          $132,385        121,407          123,319          146,674        523,785
                                            ========        =======          =======          =======        =======

     Gross profit (loss) from continuing
        operations                          $  2,479          2,099              236           (5,627)          (813)
                                            ========        =======          =======          =======        =======

     Loss from continuing operations        $ (1,793)        (2,494)            (939)         (10,650)       (15,876)
                                            ========        =======          =======          =======        =======

     Net earnings (loss)                    $ (1,793)        (2,494)           4,742          (10,778)       (10,323)
                                            ========        =======          =======          =======        =======

     Net earnings (loss) attributable to
        common stock                        $ (1,793)        (2,494)           4,742          (11,071)       (10,616)
                                            ========        =======          =======          =======        =======

     Loss per share from
        continuing operations               $   (.22)          (.29)            (.15)           (1.31)         (1.93)
                                            ========        =======          =======          =======        =======

     Earnings (loss) per share              $   (.22)          (.29)             .54            (1.37)         (1.27)
                                            ========        =======          =======          =======        =======

     Weighted average number of shares         8,261          8,485            8,727            8,059          8,383
                                            ========        =======          =======          =======        =======

                                                                      Schedule V




                      HADSON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED PROPERTY AND EQUIPMENT
                      Three Years Ended December 31, 1993
                                 (In Thousands)



                                                       Balance at                                     Balance
                                                       beginning      Additions      Retirements      at end
Classification                                          of year        at cost        and sales       of year
- -------------                                           -------       ---------      -----------      --------
Year ended December 31, 1991:
     Oil and gas properties:
         Domestic                                       $    -              -               -              -
         Foreign                                          4,485             -            4,485             -
     Natural gas and NGL gathering and
         transportation facilities                       55,727          5,365           5,280          55,812
     Other                                                8,931            290              16           9,205
                                                        -------         ------           -----         -------
                                                        $69,143          5,655           9,781          65,017
                                                        =======         ======           =====         =======

Year ended December 31, 1992:
     Natural gas and NGL gathering
         and transportation facilities                  $55,812          3,076           2,201          56,687
     Other                                                9,205            308             (95)          9,608
                                                        -------         ------           -----         -------
                                                        $65,017          3,384           2,106          66,295
                                                        =======         ======           =====         =======


Year ended December 31, 1993:
     Natural gas and NGL gathering
         and transportation facilities                 $ 56,687         66,686           1,295         122,078
     Other                                                9,608          3,074           3,194(a)        9,488
                                                        -------         ------           -----         -------
                                                        $66,295         69,760           4,489         131,566
                                                        =======         ======           =====         =======


(a) Includes reclassification of property and equipment to current assets of $2,832.

                                                                     Schedule VI

                      HADSON CORPORATION AND SUBSIDIARIES
       CONSOLIDATED ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                           OF PROPERTY AND EQUIPMENT
                      Three Years Ended December 31, 1993
                                 (In Thousands)



                                                         Balance at       Additions    Deductions,       Balance
                                                         beginning        charged to   retirements       at end
Classification                                            of year          earnings     and sales        of year
- --------------                                            -------          -------       -------         -------
Year ended December 31, 1991:
     Natural gas and NGL gathering and
         transportation facilities                       $ 17,519            4,313         2,809          19,023
     Other                                                  3,803            1,221           145           4,879
                                                          -------          -------       -------         -------
                                                         $ 21,322            5,534         2,954          23,902
                                                          =======          =======       =======         =======

Year ended December 31, 1992:
     Natural gas and NGL gathering
          and transportation facilities                  $ 19,023            3,958         1,093          21,888
     Other                                                  4,879            1,502           466           5,915
                                                          -------          -------       -------         -------
                                                         $ 23,902            5,460         1,559          27,803
                                                          =======          =======       =======         =======


Year ended December 31, 1993:
     Natural gas and NGL gathering
          and transportation facilities                  $ 21,888            4,006         1,060          24,834
     Other                                                  5,915            1,549           163           7,301
                                                          -------          -------       -------         -------
                                                         $ 27,803            5,555         1,223          32,135
                                                          =======          =======       =======         =======

                                                                   Schedule VIII


                      HADSON CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                      Three Years Ended December 31, 1993
                                 (In Thousands)



                                                 Balance at       Additions                         Balance
                                                 beginning        charged to                        at end
                                                  of year         earnings(a)      Deduction        of year
                                                -----------       -----------      ---------        -------
1991
- ----

Reserves deducted from assets
   to which they apply:
       Allowance for bad debts                     $  821            501              903              419
                                                   ======           ====             ====             ====


1992
- ----

Reserves deducted from assets
   to which they apply:
       Allowance for bad debts                     $  419            360              494              285
                                                   ======           ====             ====             ====


1993
- ----

Reserves deducted from assets
   to which they apply:
       Allowance for bad debts                     $  285            925              322              888
                                                   ======           ====             ====             ====




(a)    Adjustment of reserve to required level.