Form 10-Q
period 1994-03-31
HADSON CORP
filed 1994-05-10
CIK 44801

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)
( X )        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

             For the quarterly period ended         March 31, 1994

                                       OR

(   )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________

Commission file number   1-9891

                              HADSON CORPORATION
             (Exact name of registrant as specified in its charter)


          Delaware                                        31-0679954
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

2777 Stemmons Freeway, Suite 700, Dallas, Texas           75356-9550
(Address of principal executive offices)                  (Zip Code)

                    214-640-6800
Registrant's telephone number, including area code


  Former address: 101 Park Avenue, Fourteenth Floor, Oklahoma City, OK, 73102
             (Former name, former address and former fiscal year,
                        if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X .   No    .
                                               ---       ---
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes  X .   No    .
                           ---       ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

          Class                                 Outstanding at March 31, 1994
Common Stock, par value $.01                          25,690,444 shares

                      HADSON CORPORATION AND SUBSIDIARIES




                                     INDEX


PART I.   Financial Information:                                                                 Page
- - --------------------------------                                                                 ----
  Item 1.    Financial Statements
             Consolidated Balance Sheets (Unaudited)
             December 31, 1993 and March 31, 1994                                                  2


             Consolidated Statements of Operations (Unaudited)
               Three Months Ended March 31, 1993 and 1994                                          3


             Consolidated Statements of Cash Flow (Unaudited)
               Three Months Ended March 31, 1993 and 1994                                          4


             Notes to Consolidated Financial Statements (Unaudited)                                5


  Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                               6 - 9




PART II.   Other Information:
- - -----------------------------

  Item 6.    Exhibits                                                                              10

                      HADSON CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                            December 31,             March 31,
                                                                               1993                    1994
                                                                            -----------             -----------
                                                                                                    (Unaudited)
                                                              ASSETS
                                                              ------
Current assets:
   Cash and cash equivalents                                                $    2,466              $   2,113
   Accounts receivable                                                          85,097                112,503
   Inventories                                                                   5,754                  6,628
   Prepaid expenses and other current assets                                     9,363                  4,298
                                                                            ----------              ---------
Total current assets                                                           102,680                125,542
                                                                            ----------              ---------

Property, equipment and improvements at cost, net                               99,431                 99,074
Gas supply contract                                                              6,798                  6,555
Other assets                                                                     2,732                  2,896
                                                                            ----------              ---------
                                                                            $  211,641              $ 234,067
                                                                            ==========              =========

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
                                               ------------------------------------

Current liabilities:
   Current long-term debt                                                   $    1,000              $   6,000
   Accounts payable                                                             88,872                104,191
   Accrued liabilities                                                           4,289                  3,245
   Deferred revenue                                                              4,385                  6.290
                                                                            ----------              ---------
            Total current liabilities                                           98,546                119,726
                                                                            ----------              ---------

Long-term debt                                                                  55,800                 57,900
Other long-term liabilities                                                     15,123                 13,921
Deferred income taxes                                                            2,699                  2,699
Stockholders' equity:
   Preferred stock, par value $.01 per share
       Authorized, 25,000,000 shares:
   Senior Cumulative, Series A; issued 2,080,000 shares,
       at aggregate carrying value                                              49,000                 49,000
   Junior Exercisable Automatically Convertible,
       Series B; issued 4,983,180 shares, at par value                              50                     50
   Common stock, par value $.01 per share
       Authorized, 35,000,000 shares; issued
       25,689,147 and 25,690,444 shares                                            257                    257
   Additional paid-in capital                                                  196,625                196,621
   Accumulated deficit                                                        (206,459)              (206,107)
                                                                            ----------              ---------
       Total stockholders' equity                                               39,473                 39,821
                                                                            ----------              ---------
                                                                            $  211,641              $ 234,067
                                                                            ==========              =========

          See accompanying notes to consolidated financial statements.

                      HADSON CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (UNAUDITED)


                                                                               Three Months Ended
                                                                                     March 31,
                                                                          ------------------------------
                                                                             1993                1994
                                                                          ----------          ----------
Revenues:
   Sales                                                                  $  131,829          $  192,863
   Equity in earnings of unconsolidated affiliate                                407                   -
   Interest and other income                                                     149                 301
                                                                          ----------          ----------
                                                                             132,385             193,164
                                                                          ----------          ----------
Expenses:
   Cost of sales and services                                                127,824             185,215
   Depreciation, depletion and amortization                                    1,526               2,580
   Selling, general and administrative                                         3,947               3,853
   Interest                                                                      881               1,164
                                                                          ----------          ----------
                                                                             134,178             192,812
                                                                          ----------          ----------


Earnings (loss) before income taxes                                           (1,793)                352
Income tax expense (benefit)                                                       -                   -
                                                                          ----------          ----------
Net earnings (loss)                                                           (1,793)                352


Preferred stock dividend requirements                                            397               1,378

Net loss attributable to common stock                                     $   (2,190)         $   (1,026)
                                                                          ==========          ==========

Loss per common share and common equivalent share                         $     (.27)         $     (.04)
                                                                          ==========          ==========

          See accompanying notes to consolidated financial statements.

                      HADSON CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In Thousands)
                                  (UNAUDITED)

                                                                                         Three Months Ended
                                                                                               March 31,
                                                                                      -------------------------
                                                                                        1993             1994
                                                                                      --------         --------
Cash flows from operating activities:
     Net earnings (loss)                                                              $ (1,793)        $    352
     Items not affecting cash flow:
         Depreciation, depletion and amortization                                        1,526            2,580
         Equity in earnings of unconsolidated affiliate and other                         (313)               -

     Accruals of operating cash receipts and payments:
         Change in trade receivables                                                    (3,674)         (28,631)
         Change in inventories                                                             586             (874)
         Change in prepaid expenses and other current assets                            (1,111)           2,290
         Change in current liabilities                                                   6,083           17,528
                                                                                      --------         --------
             Cash flow provided (used) by operating activities                           1,304           (6,755)
                                                                                      --------         --------

Cash flows from investing activities:
     Additions to property, equipment and improvements                                    (778)          (1,840)
     Dispositions of properties                                                             28            2,500
     Other                                                                                (350)             (10)
                                                                                      --------         --------
         Cash flows provided (used) by investing activities                             (1,100)             650
                                                                                      --------         --------

Cash flows from financing activities:
     Proceeds from borrowings from banks                                                   274            7,100
     Repayments of borrowings                                                             (100)               -
     Transaction costs related to restructuring                                           (757)          (1,348)
                                                                                      --------         --------
         Cash flows provided (used) by financing activities                               (583)           5,752
                                                                                      --------         --------

Net decrease in cash and cash equivalents                                                 (379)            (353)
Cash and cash equivalents at beginning of period                                         3,445            2,466
                                                                                      --------         --------
Cash and cash equivalents at end of period                                            $  3,066         $  2,113
                                                                                      ========         ========

Supplemental disclosures of cash flow information:
   Cash paid for:
         Interest (net of amounts capitalized and including amounts
             attributable to discontinued operations)                                 $  1,090            1,357
         Income taxes (net of refunds)                                                      (3)             143
                                                                                      --------         --------
                                                                                      $  1,087         $  1,500
                                                                                      ========         ========


          See accompanying notes to consolidated financial statements.

                      HADSON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1994
                                  (UNAUDITED)



1. The accompanying financial information includes the financial position of Hadson Corporation and Subsidiaries (the "Company") as of December 31, 1993 and March 31, 1994, the results of operations for the three month periods ended March 31, 1993 and 1994, and changes in cash flows for the three month periods ended March 31, 1993 and 1994. The financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in the 1993 Form 10-K filed with the Securities and Exchange Commission. The financial information included herein, other than the consolidated balance sheet as of December 31, 1993, has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The consolidated balance sheet as of December 31, 1993 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 1993. The information furnished includes all adjustments and accruals consisting of normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim period.

2. The results of operations for the three month period ended March 31, 1994 are not necessarily indicative of the results to be expected for the full year.

3. For the three month periods ended March 31, 1993 and 1994, net loss per common share is based upon the weighted average shares of common stock outstanding of 8,260,312 and 25,689,989, respectively. The weighted average shares of common stock are computed after giving effect to the approximate one-for-15 reverse split of the Company's common stock that occurred on December 14, 1993. Primary earnings per common share include the effect of common stock equivalents which would arise from the exercise of stock options and warrants, unless such effect would be anti-dilutive. Fully diluted earnings per common share assume the conversion of convertible debt and equity securities and common stock equivalents, unless such items would be anti-dilutive. Primary and fully diluted earnings per share are the same for all periods presented.

4. The Company and certain of its subsidiaries purchase natural gas from and sell natural gas to Santa Fe Energy Resources, Inc. ("Santa Fe") and certain of its subsidiaries. For the first quarter of 1993 and 1994, purchases from Santa Fe totalled approximately $4,185,000 and $30,706,000, respectively, while sales to Santa Fe totalled approximately $0 and $5,065,000, respectively.

                      HADSON CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


A.           MATERIAL CHANGES IN FINANCIAL CONDITION

             For the three months ended March 31, 1994, the Company's earnings before interest, taxes, depreciation and amortization amounted to $4,096,000 as compared to $614,000 for the same period in 1993. This improvement is a result of improvements in the Company's operations subsequent to the acquisition of Adobe Gas Pipeline Company from Santa Fe (the "Acquisition") which was completed in December, 1993. In addition to the cash flow provided from the gas gathering, transmission and processing facilities which were acquired in this transaction, the Company's natural gas marketing volumes have increased significantly as more fully discussed below. This increase is due largely to expanded capacity to acquire supplies of natural gas. As a result of the Company's improved financial position subsequent to the transaction with Santa Fe, the Company has been able to obtain increasing levels of trade credit without security, such as stand-by letters of credit. As results of operations improve, the Company expects this trend to continue in spite of the continued general concerns within the natural gas industry over credit exposure.

             Concurrently with the completion of the transaction with Santa Fe, the Company's working capital facility with the Bank of Montreal was expanded to $50,000,000 from $37,500,000, thereby increasing the Company's capacity to issue letters of credit to support purchases of natural gas. Subsequent to March 31,1994, the Company and Bank of Montreal completed the syndication of this credit facility to four additional banks thereby expanding the total capacity of the facility to $60,000,000.

                      HADSON CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


B.           MATERIAL CHANGES IN RESULTS OF OPERATIONS

             As an aid in understanding the Company's operating results, the following table shows operating profit by line of business for the periods indicated. Operating profit is defined as sales of energy products and services less cost of sales which includes operating expenses.


                                                               Three Months Ended
                                                                     March 31,
                                                            -------------------------
                                                              1993              1994
                                                            --------          -------
                                                                  (In Thousands)
Operating Profit:
   Natural gas marketing                                    $  1,947          $ 5,416
   Gas gathering, processing and transmission                  1,344            1,727
   Natural gas liquids ("NGL") marketing                         715              505
                                                            --------          -------
                                                            $  4,005          $ 7,648
                                                            ========          =======

Natural Gas Marketing

             Average daily volumes and gross profit margins related to the marketing of natural gas are provided below.

                                                               Three Months Ended
                                                                     March 31,
                                                            -------------------------
                                                              1993              1994
                                                            --------          -------
                                                                  (In Thousands)
Natural Gas Marketing:
   Sales Volumes (MMBTU/Day)                                    506              817
   Average Gross Margin ($/MMBTU)                              .043             .074


             Natural gas volumes and margins have increased dramatically in the first quarter of 1994 as compared to 1993. The increase in volumes results primarily from the effects of the Acquisition which was completed in December, 1993, and the resulting increased access to natural gas supplies. These additional supplies arose from a) production purchased from Santa Fe pursuant to the gas purchase contract acquired as a part of the Acquistion, b) additional letter of credit capacity to secure gas purchases and (c) greater availability of open credit from suppliers. The Acquisition and debt and equity recapitalization which was completed concurrently with the Acquisition have strengthened the Company's financial position. This improved financial position has led to increased open trade credit

                      HADSON CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



lines with certain suppliers. Record demand for natural gas during portions of January and February in certain parts of the Country and the resulting significant increases in natural gas prices in some instances provided the Company the opportunity to enhance its margins in the first quarter of 1994. Margins for the first quarter of 1993 were adversely affected by certain contracts with small institutional and retail customers. These contracts were renegotiated in the third quarter of 1993 and have returned to profitable levels.


Gas Gathering, Processing and Transmission

             Average daily natural gas throughput through the Company's gathering and transmission systems, the Company's net share of average daily NGL production from its processing plants and NGL prices are summarized in the following table.


                                                               Three Months Ended
                                                                     March 31,
                                                            -------------------------
                                                              1993              1994
                                                            --------          -------
                                                                  (In Thousands)
Gas gathering and transmission systems:
   Natural gas throughput (MMBTU/Day)                            67              110

Processing Plants:
   NGL production (MGAL/day)                                     118              171
   NGL sales price ($/GAL)                                  $  .255          $  .201

             Natural gas throughput through the Company's gathering and transmission systems and NGL production was higher in the first quarter of 1994 as compared to 1993 due to the acquisition of additional pipeline systems and processing plants in December 1993. NGL sales prices were approximately 20% lower in the first quarter of 1994 verses the first quarter of 1993. Thus, the gross profit from NGL production is significantly lower in the first quarter of 1994.


NGL Marketing

             Average daily volumes and gross profit margins relating to NGL marketing are provided below.

                      HADSON CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



                                                               Three Months Ended
                                                                     March 31,
                                                            -------------------------
                                                              1993              1994
                                                            --------          -------
                                                                  (In Thousands)
NGLs:
   Sales Volumes (MGAL/Day)                                   1,098            1,038
   Average Gross Margin ($/GAL)                                .008             .005


             Sales volumes for NGL's have remained relatively consistent when comparing the three months ended March 31, 1994 to the same period in 1993. Gross margins have decreased because of continually increasing competition which has led to compressed margins.


Interest Expense

             Interest expense was slightly higher in the first quarter of 1994 as compared to 1993 due primarily to a higher interest rate on the Company's senior secured debt. Such higher rate resulted from the debt and equity recapitalization which was effected in December, 1993.

Other

             Results for the first quarter of 1993 include equity in earnings of unconsolidated affiliate of $407,000. The Company's sold its interest in the affiliate in the third quarter of 1993.

                      HADSON CORPORATION AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION



Item 6.       Exhibits
              ---------
    10.02  -  Employment Agreement dated as March 31, 1994
                    between the Company and James Ervin Cannon

    10.03  -  Employment Agreement dated as of March 31, 1994
                    between the Company and Greg G. Jenkins

    10.07  -  Amended Restated Employment Agreement dated as of March 31, 1994 between the Company and Robert P. Capps

    11.01  -  Computation of Fully Diluted Earnings/Loss per Share.




                                   SIGNATURES


                  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                                  HADSON CORPORATION
                                                  (REGISTRANT)



                                                  /s/ ROBERT P. CAPPS
                                                  ROBERT P. CAPPS
                                                  EXECUTIVE VICE PRESIDENT
                                                  CHIEF FINANCIAL OFFICER



                                                  /s/ MARTHA A. BURGER
                                                  MARTHA A. BURGER
                                                  VICE PRESIDENT - CONTROLLER

DATE  MAY 10, 1994