Form 10-Q
period 1994-06-30
HADSON CORP
filed 1994-08-15
CIK 44801

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)
(  X  )          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended    June 30, 1994

                                       OR

(     )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

Commission file number   1-9891

                              HADSON CORPORATION
             (Exact name of registrant as specified in its charter)

                        Delaware                                             31-0679954
               ----------------------------                     --------------------------------------
              (State or other jurisdiction of                     (IRS Employer Identification No.)
              incorporation or organization)

       2777 Stemmons Freeway, Suite 700, Dallas, Texas                    75356-9550
       ------------------------------------------------------------------------------------
       (Address of principal executive offices)                                  (Zip Code)

                       214-640-6800
       --------------------------------------------------
       Registrant's telephone number, including area code

________________________________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes   X   .       No _______.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.        Yes   X   .       No _______.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

              Class                                           Outstanding at June 30, 1994
- - ----------------------------------                     ------------------------------------------
   Common Stock, par value $.01                                     25,690,596 shares

                      HADSON CORPORATION AND SUBSIDIARIES

                                     INDEX

PART I.   Financial Information:                                                            Page
- - --------------------------------                                                          --------
    Item 1.  Financial Statements
             Consolidated Balance Sheets (Unaudited)
              December 31, 1993 and June 30, 1994                                            2

             Consolidated Statements of Operations (Unaudited)
              Three and Six Months Ended June 30, 1993 and 1994                              3

             Consolidated Statements of Cash Flow (Unaudited)
              Six Months Ended June 30, 1993 and 1994                                        4

             Notes to Consolidated Financial Statements (Unaudited)                          5

    Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                          6 - 9


PART II.   Other Information:
- - -----------------------------

    Item 6.  Exhibits                                                                       10

                      HADSON CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                December 31,            June 30,
                                                                                    1993                  1994
                                                                                ------------            --------
                                                                                                       (Unaudited)
                                     ASSETS
                                     ------

Current assets:
     Cash and cash equivalents                                                   $      2,466             5,310
     Accounts receivable                                                               85,097            95,695
     Inventories                                                                        5,754             9,741
     Prepaid expenses and other current assets                                          9,363             3,869
                                                                                 ------------          --------
          Total current assets                                                        102,680           114,615
                                                                                 ------------          --------
Property, equipment and improvements at costs, net                                     99,431            96,233
Gas supply contract                                                                     6,798             6,312
Other assets                                                                            2,732             4,128
                                                                                 ------------          --------
                                                                                 $    211,641           221,288
                                                                                 ============          ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current liabilities:
     Current long-term debt                                                      $      1,000             6,000
     Accounts payable                                                                  88,872            86,794
     Accrued liabilities                                                                4,289             4,571
     Deferred revenue                                                                   4,385             9,683
                                                                                 ------------          --------
          Total current liabilities                                                    98,546           107,048
                                                                                 ------------          --------
Long-term debt                                                                         55,800            57,900
Other long-term liabilities                                                            15,123            13,351
Deferred income taxes                                                                   2,699             2,656
Stockholder's equity:
     Preferred stock, par value $.01 per share
          Authorized, 25,000,000 shares:

     Senior Cumulative, Series A; issued 2,080,000 and 2,208,861 shares,
          at aggregate carrying value                                                  49,000            52,035

     Junior Exercisable Automatically Convertible, Series B; issued
           4,983,180 and 4,981,751 shares, at par value                                    50                50

     Common stock, par value $.01 per share
          Authorized, 35,000,000 ;
          issued 25,689,147 and 25,690,596 shares                                         257               257
     Additional paid-in capital                                                       196,625           196,621
     Accumulated deficit                                                             (206,459)         (208,630)
                                                                                 ------------          --------
          Total stockholders' equity                                                   39,473            40,333
                                                                                 ------------          --------
                                                                                 $    211,641           221,288
                                                                                 ============          ========


          See accompanying notes to consolidated financial statements

                      HADSON CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (UNAUDITED)


                                                          Three Months Ended                       Six Months Ended
                                                              June 30,                                 June 30,
                                                        -----------------------                ------------------------
                                                        1993               1994                1993                1994
                                                        ----               ----                ----                ----
Revenues:
     Sales                                          $ 121,145             177,220             252,974             370,083
     Gain on insurance recovery                            -                1,257                  -                1,257
     Equity in earnings of unconsolidated
         affiliate                                        222                  -                  629                  -
     Interest and other income                             40                  59                 189                 360
                                                    ---------             -------             -------             -------
                                                      121,407             178,536             253,792             371,700
                                                    ---------             -------             -------             -------

Expenses:
     Cost of sales and services                       117,506             169,905             245,330             355,120
     Depreciation and amortization                      1,540               2,549               3,066               5,129
     Selling, general and administrative                3,934               4,254               7,881               8,107
     Interest                                             921               1,182               1,802               2,346
                                                    ---------             -------             -------             -------
                                                      123,901             177,890             258,079             370,702
                                                    ---------             -------             -------             -------

Earnings (loss)  before income taxes                   (2,494)                646              (4,287)                998
Income tax expense                                         -                  134                  -                  134
                                                    ---------             -------             -------             -------
Net earnings (loss)                                    (2,494)                512              (4,287)                864

Preferred stock dividend requirements                    (397)             (1,420)               (794)             (2,798)
                                                    ---------             -------             -------             -------
Net loss attributable to common stock               $  (2,891)               (908)             (5,081)             (1,934)
                                                    =========             =======             =======             =======

Loss per common share and common
     equivalent share                               $    (.34)               (.04)               (.61)               (.08)
                                                    =========             =======             =======             =======



          See accompanying notes to consolidated financial statements.

                      HADSON CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In Thousands)
                                  (UNAUDITED)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                -------------------------
                                                                                1993                 1994
                                                                                ----                 ----
Cash flows from operating activities:
     Net earnings (loss)                                                      $  (4,287)                864
     Items not affecting cash flow:
          Depreciation and amortization                                           3,066               5,129
          Gain on insurance recovery                                                                 (1,257)
          Deferred income taxes                                                      -                  (43)
          Equity in earnings of unconsolidated affiliate and other                 (513)                 (5)

Accruals of operating cash receipts and payments:
          Change in trade receivables                                             2,854             (11,823)
          Change in inventories                                                  (2,327)             (3,987)
          Change in prepaid expenses and other current assets                    (2,954)              2,719
          Change in current liabilities                                           7,419               3,346
                                                                              ---------             -------
               Cash flow provided (used) by operating activities                  3,258              (5,057)
                                                                              ---------             -------

Cash flows from investing activities:
     Additions to property, equipment and improvements                           (2,103)             (3,178)
     Dispositions of properties                                                      33               6,130
     Other                                                                         (266)                (74)
                                                                              ---------             -------
               Cash flows provided (used) by investing activities                (2,336)              2,878
                                                                              ---------             -------

Cash flows from financing activities:
     Proceeds from borrowings from banks                                            274               7,100
     Repayments of borrowings                                                        -                   -
     Transaction costs related to restructuring                                  (1,023)             (2,077)
                                                                              ---------             -------
               Cash flows provided (used) by financing activities                  (749)              5,023
                                                                              ---------             -------

Net increase in cash and cash equivalents                                           173               2,844
Cash and cash equivalents at beginning of period                                  3,445               2,466
                                                                              ---------             -------
Cash and cash equivalents at end of period                                    $   3,618               5,310
                                                                              =========             =======

Supplemental disclosures of cash flow information:
     Cash paid for:
          Interest (net of amounts capitalized and including amounts
               attributable to discontinued operations)                           1,179               2,565
           Income taxes (net of refunds)                                             (2)                143
                                                                              ---------             -------
                                                                              $   1,177               2,708
                                                                              =========             =======



          See accompanying notes to consolidated financial statements

                      HADSON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1994
                                  (UNAUDITED)

1. The accompanying financial information includes the financial position of Hadson Corporation and Subsidiaries (the "Company") as of December 31, 1993 and June 30, 1994, the results of operations for the three and six month periods ended June 30, 1993 and 1994, and changes in cash flows for the six month periods ended June 30, 1993 and 1994.
         The financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in the 1993 Form 10-K filed with the Securities and Exchange Commission. The financial information included herein, other than the consolidated balance sheet as of December 31, 1993, has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The consolidated balance sheet as of December 31, 1993 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 1993. The information furnished includes all adjustments and accruals consisting of normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim period.

2. The results of operations for the three and six month periods ended June 30, 1994 are not necessarily indicative of the results to be expected for the full year.

3. For the three and six month periods ended June 30, 1993 and 1994, net loss per common share is based upon the weighted average shares of common stock outstanding of 8,485,000, 8,373,000, 25,691,000 and
         25,690,000, respectively. The weighted average shares of common stock are computed after giving effect to the approximate one-for-15 reverse split of the Company's common stock that occurred on December 14, 1993. Primary earnings per common share include the effect of common stock equivalents which would arise from the exercise of stock options and warrants, unless such effect would be anti- dilutive. Fully diluted earnings per common share assume the conversion of convertible debt and equity securities and common stock equivalents, unless such items would be anti-dilutive. Primary and fully diluted earnings per share are the same for all periods presented.

4. The Company and certain of its subsidiaries purchase natural gas from and sell natural gas to Santa Fe Energy Resources, Inc. ("Santa Fe") and certain of its subsidiaries. For the three and six month periods ended June 30, 1993 and 1994, purchases from Santa Fe totalled approximately $2,505,000, $6,690,000, $25,689,000 and $56,395,000,
         respectively, while sales to Santa Fe totalled approximately $56,000, $56,000, $4,709,000 and $9,774,000, respectively. Trade payables to Santa Fe at June 30, 1993 and 1994, were $733,000 and $7,794,000 respectively, while trade receivables from Santa Fe were $28,000 and $1,828,000, respectively.

                      HADSON CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.       MATERIAL CHANGES IN FINANCIAL CONDITION

         For the three and six months ended June 30, 1994, the Company's earnings (loss) before interest, taxes, depreciation and amortization amounted to $4,377,000 and $8,473,000, respectively, as compared to $(33,000) and $581,000, respectively, for the same periods in 1993. This improvement is a result of improvements in the Company's operations subsequent to the acquisition of Adobe Gas Pipeline Company from Santa Fe (the "Acquisition") which was completed in December, 1993. In addition to the cash flow provided from the gas gathering, transmission and processing facilities which were acquired in this transaction, the Company's natural gas marketing volumes have increased significantly as more fully discussed below. This increase is due largely to expanded capacity to acquire supplies of natural gas. As a result of the Company's improved financial position subsequent to the transaction with Santa Fe, the Company has been able to obtain increasing levels of trade credit without security, such as stand-by letters of credit. As results of operations improve, the Company expects this trend to continue in spite of the continued general concerns within the natural gas industry over credit exposure.

         In April 1994, one of the Company's gas processing plants sustained damage as a result of a fire. This damage was fully covered by insurance, except for a small deductible amount. The accompanying statement of operations reflects a $1,257,000 gain that resulted from the receipt of insurance proceeds in excess of the net book value of damaged property plus actual and estimated expenses to be incurred by the plant during its non-operational period. The Company expects to complete repairs to the facility during the third quarter of this year. Substantially all of the proceeds are expected to be reinvested as capital expenditures to the plant.

         Concurrently with the completion of the transaction with Santa Fe, the Company's working capital facility with the Bank of Montreal was expanded to $50,000,000 from $37,500,000, thereby increasing the Company's capacity to issue letters of credit to support purchases of natural gas. In April 1994, the Company and Bank of Montreal completed the syndication of this credit facility to four additional banks thereby expanding the total capacity of the facility to $60,000,000.

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



                                                  Three Months Ended             Six Months Ended
                                                       June 30,                      June 30,
                                                  ------------------          ------------------------
                                                   1993         1994           1993              1994
                                                   ----         ----           ----              ----
                                                    (In Thousands)                (In Thousands)
Operating Profit:
   Natural gas marketing                        $  1,175        4,258        $ 3,122             9,674
   Gas gathering, processing and transmission      1,855        2,669          3,198             4,396
   Natural gas liquids ("NGL") marketing             609          392          1,324               897
                                                --------        -----        -------            ------
                                                $  3,639        7,319        $ 7,644            14,967
                                                ========        =====        =======            ======

Natural Gas Marketing

         Average daily volumes and gross profit margins related to the marketing of natural gas are provided below.


                                                  Three Months Ended              Six Months Ended
                                                       June 30,                       June 30,
                                                 --------------------          -----------------------
                                                  1993           1994           1993             1994
                                                  ----           ----           ----             ----
                                                    (In Thousands)                 (In Thousands)
Natural Gas Marketing
     Sales Volumes (MMBTU/Day)                     447            876            476               848
     Average Gross Margin                         .029           .054           .036              .063


         Natural gas volumes and margins have increased dramatically in the first six months of 1994 as compared to 1993. Sales volumes increased from the first to the second quarters of 1994 in spite of the second quarter being generally considered a "shoulder" period (a period of reduced demand). In 1993, sales volumes decreased from the first to the second quarter. The increase in 1994 volumes results primarily from the effects of the Acquisition which was completed in December, 1993, and the resulting increased access to natural gas supplies. These additional supplies arose from (a) production purchased from Santa Fe pursuant to the gas purchase contract acquired as a part of the Acquisition, (b) additional letter of credit capacity to secure gas purchases and (c) greater availability of open credit from suppliers.

                      HADSON CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Acquisition and debt and equity recapitalization which was completed concurrently with the Acquisition have strengthened the Company's financial position. This improved financial position and continued improvement in the Company's operating results has led to increased open trade credit lines with certain suppliers. Record demand for natural gas during portions of January and February in certain parts of the Country and the resulting significant increases in natural gas prices in some instances provided for the Company to enhance its margins in the first quarter of 1994. Margins for the first six months of 1993 were adversely affected by losses from certain contracts with small institutional and retail customers. These contracts were renegotiated in the third quarter of 1993 and have returned to profitable levels.

Gas Gathering, Processing and Transmission

         Average daily natural gas throughput through the Company's gathering and transmission systems, the Company's net share of average daily NGL production from its processing plants and NGL prices are summarized in the following table.


                                                   Three Months Ended               Six Months Ended
                                                        June 30,                        June 30,
                                                  ----------------------          ----------------------
                                                   1993            1994             1993          1994
                                                   ----            ----             ----          ----
                                                     (In Thousands)                 (In Thousands)
Gas gathering and transmission systems:
     Natural gas throughput (MMBTU/Day)              81             111               74           110

Processing Plants:
     NGL production (MGAL/Day)                      130             121              123           146
     NGL sales price ($/GAL)                     $ .273            .224            $.264          .212



         Natural gas throughput through the Company's gathering and transmission systems and NGL production was higher in the first six months of 1994 as compared to 1993 due to the acquisition of additional pipeline systems and processing plants in December 1993. As a result of the fire at one of the Company's gas processing facilities, there has been no production from that facility since early April. However, in June 1994, the natural gas normally processed at this facility was diverted to a third party processing plant. NGL sales prices were approximately 20% lower in the first six months of 1994 verses the first six months of 1993. Thus, the gross profit per barrel of NGL produced is significantly lower in the first six months of 1994.

NGL Marketing

         Average daily volumes and gross profit margins relating to NGL marketing are provided below.

                      HADSON CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



                                         Three Months Ended                  Six Months Ended
                                              June 30,                           June 30,
                                         --------------------              --------------------
                                          1993          1994                1993          1994
                                          ----          ----                ----          -----
                                           (In Thousands)                   (In Thousands)
NGLs:
  Sales Volumes (MGAL/Day)                1,025         1,041               1,061         1,041
  Average Gross Margin ($/Gal)             .007          .003                .007          .004


         Sales volumes for NGL's have remained relatively consistent when comparing the six months ended June 30, 1994 to the same period in 1993. Gross margins have decreased because of continually increasing competition which has led to compressed margins.

Other

         Depreciation and amortization for the 1994 periods are greater than in the 1993 periods because of the effect of the gas gathering, processing and transmission assets acquired in the Acquisition as well as the effect of amortizing the gas supply contract also acquired at that time.

         Interest expense was higher in the first six months of 1994 as compared to 1993 due primarily to a higher interest rate on the Company's senior secured debt. Such higher rate resulted from the debt and equity recapitalization which was effected in December, 1993.

         Results for the three and six month periods ended June 30, 1993 include equity in earnings of unconsolidated affiliate of $222,000 and $629,000, respectively. The Company sold its interest in the affiliate in the third quarter of 1993.

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


                                          HADSON CORPORATION
                                          (REGISTRANT)


                                          /S/ROBERT P. CAPPS
                                          ROBERT P. CAPPS
                                          EXECUTIVE VICE PRESIDENT
                                          CHIEF FINANCIAL OFFICER



DATE   AUGUST 15, 1994

                                 EXHIBIT INDEX


Exhibit
Number                          Description
- - ------                          -----------
11.01            Computation of Fully Diluted Earnings/Loss per Share.