Form 10-Q
period 1994-09-30
HADSON CORP
filed 1994-11-14
CIK 44801

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)
( X )            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended September 30, 1994

                                       OR

(   )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

Commission file number   1-9891
                       ----------

                               HADSON CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                               31-0679954
       -------------------------------         ---------------------------------
       (State or other jurisdiction of         (IRS Employer Identification No.)
       incorporation or organization)

       2777 Stemmons Freeway, Suite 700, Dallas, Texas     75356-9550
       --------------------------------------------------------------
       (Address of principal executive offices)            (Zip Code)

                          214-640-6800
       --------------------------------------------------
       Registrant's telephone number, including area code

- --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes   X  .       No      .
                                                     -----           -----

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.        Yes   X  .       No      .
                                 -----           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

               Class                        Outstanding at September 30, 1994
   ----------------------------             ---------------------------------
   Common Stock, par value $.01                     25,690,890 shares

                      HADSON CORPORATION AND SUBSIDIARIES




                                     INDEX


                                                                                                        Page
                                                                                                      --------
PART I.   Financial Information:

    Item 1.   Financial Statements
              Consolidated Balance Sheets
                December 31, 1993 and September 30, 1994 (Unaudited)                                      2

              Consolidated Statements of Operations (Unaudited)
                Three and Nine Months Ended September 30, 1993 and 1994                                   3

              Consolidated Statements of Cash Flow (Unaudited)
                Nine Months Ended September 30, 1993 and 1994                                             4

              Notes to Consolidated Financial Statements (Unaudited)                                      5

    Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                     7-10


PART II.   Other Information:

    Item 6.   Exhibits                                                                                    11

                      HADSON CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                 December 31,         September 30,
                                                                                     1993                 1994
                                                                                 ------------         -------------
                                                                                                       (Unaudited)
                                   ASSETS
                                   ------

Current assets:
     Cash and cash equivalents                                                   $     2,466                 606
     Accounts receivable                                                              85,097              92,520
     Inventories                                                                       5,754              10,666
     Prepaid expenses and other current assets                                         9,363               5,035
                                                                                 -----------            --------
          Total current assets                                                       102,680             108,827
                                                                                 -----------            --------

Property, equipment and improvements at costs, net                                    99,431              96,980
Gas supply contract                                                                    6,798               6,070
Other assets                                                                           2,732               3,356
                                                                                 -----------            --------
                                                                                 $   211,641             215,233
                                                                                 ===========            ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

Current liabilities:
     Bank borrowing and current long-term debt                                   $     1,000              10,000
     Accounts payable                                                                 88,872              89,968
     Accrued liabilities                                                               6,137               3,692
     Deferred revenue                                                                  2,537               4,055
                                                                                 -----------            --------
          Total current liabilities                                                   98,546             107,715
                                                                                 -----------            --------

Long-term debt                                                                        55,800              52,900
Other long-term liabilities                                                           15,123              13,011
Deferred income taxes                                                                  2,699               2,295
Stockholder's equity:
     Preferred stock, par value $.01 per share
          Authorized, 25,000,000 shares:
     Senior Cumulative, Series A; issued 2,080,000 and 2,271,496 shares,
          at aggregate carrying value                                                 49,000              53,511
     Junior Exercisable Automatically Convertible, Series B; issued
           4,983,180 and 4,981,743 shares, at par value                                   50                  50
     Common stock, par value $.01 per share
          Authorized, 35,000,000 ;
          issued 25,689,147 and 25,690,890 shares                                        257                 257
     Additional paid-in capital                                                      196,625             196,621
     Accumulated deficit                                                            (206,459)           (211,127)
                                                                                 -----------            --------
          Total stockholders' equity                                                  39,473              39,312
                                                                                 -----------            --------
                                                                                 $   211,641             215,233
                                                                                 ===========            ========


          See accompanying notes to consolidated financial statements

                      HADSON CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (UNAUDITED)


                                                          Three Months Ended                      Nine Months Ended
                                                            September 30,                           September 30,
                                                    -----------------------------           -----------------------------
                                                       1993                1994                1993                1994
                                                       ----                ----                ----                ----
Revenues:
     Sales                                          $ 123,056             191,859             376,030             561,942
     Gain on insurance recovery                            -                   -                   -                1,257
     Equity in earnings of unconsolidated
         affiliate                                         -                   -                  629                  -
     Gain on disposition of investment in
         unconsolidated affiliate                       3,355                -                  3,355                  -
     Interest and other income                            263                  66                 452                 426
                                                    ---------             -------             -------             -------
                                                      126,674             191,925             380,466             563,625
                                                    ---------             -------             -------             -------

Expenses:
     Cost of sales and services                       121,217             185,487             366,547             540,607
     Depreciation and amortization                      1,603               2,573               4,669               7,702
     Selling, general and administrative                3,871               4,140              11,752              12,247
     Interest                                             447               1,192               2,249               3,538
     Settlement of litigation                             475                  -                  475                  -
                                                    ---------             -------             -------             -------
                                                      127,613             193,392             385,692             564,094

Loss from continuing operations before income
     taxes                                               (939)             (1,467)             (5,226)               (469)
Income tax benefit                                         -                  447                  -                  313
                                                    ---------             -------             -------             -------
Loss from continuing operations                          (939)             (1,020)             (5,226)               (156)
Discontinued operations:
     Gain on contract settlement                        5,681                  -                5,681                  -
                                                    ---------             -------             -------             -------
Net earnings (loss)                                     4,742              (1,020)                455                (156)
Preferred stock dividend requirements                    (382)             (1,476)             (1,162)             (4,274)
                                                    ---------             -------             -------             -------

Net earnings (loss) attributable to common stock    $   4,360              (2,496)               (707)             (4,430)
                                                    =========             =======             =======             =======

Earnings (loss) per common share and common equivalent share:

     Continuing operations                          $    (.15)               (.09)               (.75)               (.17)
     Discontinued operations                              .67                  -                  .67                  -
                                                    ---------             -------             -------             -------
     Net earnings (loss)                            $     .52                (.09)               (.08)               (.17)
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

                      HADSON CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In Thousands)
                                  (UNAUDITED)


                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                            --------------------------------
                                                                                1993                 1994
                                                                                ----                 ----
Cash flows from operating activities:
     Net loss from continuing operations                                      $  (5,226)               (156)
     Items not affecting cash flow:
          Depreciation and amortization                                           4,669               7,702
          Gain on insurance recovery                                                 -               (1,257)
          Deferred income taxes                                                      -                 (404)
          Equity in earnings of unconsolidated affiliate and other                 (953)                  7
          Gain on disposition of unconsolidated affiliate                        (3,355)                 -

Accruals of operating cash receipts and payments:
          Change in trade receivables                                            (5,583)             (8,648)
          Change in inventories                                                  (4,766)             (4,912)
          Change in prepaid expenses and other current assets                    (2,842)              1,553
          Change in current liabilities                                          19,816               1,663
                                                                              ---------              ------
               Cash flow provided (used) by operating activities                  1,760              (4,452)
                                                                              ---------              ------

Cash flows from investing activities:
     Additions to property, equipment and improvements                           (2,103)             (6,238)
     Dispositions of properties                                                      57               2,844
     Proceeds from insurance recovery                                                -                3,403
     Disposition of investment in unconsolidated affiliate                       42,000                  -
     Other                                                                         (743)                208
                                                                              ---------              ------
               Cash flows provided by investing activities                       39,211                 217
                                                                              ---------              ------

Cash flows from financing activities:
     Net borrowings from banks                                                      274               7,100
     Repayments of borrowings                                                   (35,248)             (1,000)
     Transaction costs related to restructuring                                  (1,570)             (3,725)
                                                                              ---------              ------
               Cash flows provided (used) by financing activities               (36,544)              2,375
                                                                              ---------              ------

Net increase (decrease) in cash and cash equivalents                              4,427              (1,860)
Cash and cash equivalents at beginning of period                                  3,445               2,466
                                                                              ---------              ------
Cash and cash equivalents at end of period                                    $   7,872                 606
                                                                              =========              ======

Supplemental disclosures of cash flow information:
     Cash paid for:
          Interest (net of amounts capitalized and including amounts
               attributable to discontinued operations)                           2,605               3,807
           Income taxes (net of refunds)                                            (10)                143
                                                                              ---------              ------
                                                                              $   2,595               3,950
                                                                              =========              ======


          See accompanying notes to consolidated financial statements

                      HADSON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1994
                                  (UNAUDITED)


1. The accompanying financial information includes the financial position of Hadson Corporation and Subsidiaries (the "Company") as of December 31, 1993 and September 30, 1994, the results of operations for the three and nine month periods ended September 30, 1993 and 1994, and changes in cash flows for the nine month periods ended September 30, 1993 and 1994. The financial information is prepared in conformity with generally accepted accounting principles, and such principles are applied on a basis consistent with those reflected in the 1993 Form 10-K filed with the Securities and Exchange Commission. The financial information included herein, other than the consolidated balance sheet as of December 31, 1993, has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The consolidated balance sheet as of December 31, 1993 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 1993. Certain reclassifications have been made in the consolidated financial statements for periods presented in 1993 to conform to the presentation used for the 1994 financial statements. The information furnished includes all adjustments and accruals consisting of normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim period.

2. The results of operations for the three and nine month periods ended September 30, 1994 are not necessarily indicative of the results to be expected for the full year.

3. For the three and nine month periods ended September 30, 1993 and 1994, net loss per common share is based upon the weighted average shares of common stock outstanding of 8,727,000, 8,492,000, 25,691,000 and
      25,691,000, respectively. The weighted average shares of common stock are computed after giving effect to the approximate one-for-15 reverse split of the Company's common stock that occurred on December 14, 1993. Primary earnings per common share include the effect of common stock equivalents which would arise from the exercise of stock options and warrants, unless such effect would be anti-dilutive. Fully diluted earnings per common share assume the conversion of convertible debt and equity securities and common stock equivalents, unless such items would be anti-dilutive. Primary and fully diluted earnings per share are the same for all periods presented.

4. The Company and certain of its subsidiaries purchase natural gas from and sell natural gas to Santa Fe Energy Resources, Inc. ("Santa Fe") and certain of its subsidiaries. For the three and nine month periods ended September 30, 1993 and 1994, purchases from Santa Fe totalled approximately $5,174,000, $11,864,000, $21,971,000 and $78,366,000,
      respectively, while sales to Santa Fe totalled approximately $63,000, $119,000, $4,460,000 and $14,234,000, respectively. Trade payables to
      Santa Fe at September 30, 1993 and 1994, were $3,643,000 and $5,667,000 respectively, while trade receivables from Santa Fe were $3,000 and $1,758,000, respectively.

5. In November 1994, Santa Fe and several of the Company's subsidiaries settled a lawsuit with third parties related to certain of the assets sold to the Company by Santa Fe in December 1993. The settlement totalled $5,700,000 with the Company's share of $2,350,000 being funded by Santa Fe with a ten-year, 9% fixed rate balloon note with interest payable annually. This note will be subordinated to the Company's other lenders. The settlement will be accounted for as an adjustment to the price of the assets purchased from Santa Fe.

      The Company is subject to other various legal proceedings and claims that arise in the normal course of business. In the opinion of management, based in part on consultation with counsel, the amount of ultimate liability, if any, with respect to those actions will not have a material adverse effect on the Company's financial position.

                      HADSON CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


A.       MATERIAL CHANGES IN FINANCIAL CONDITION

         For the three and nine months ended September 30, 1994, the Company's earnings from continuing operations before interest, taxes, depreciation and amortization amounted to $2,298,000 and $10,771,000, respectively, as compared to $1,111,000 and $1,692,000, respectively, for the same periods in 1993.
This improvement is a result of improvements in the Company's operations subsequent to the acquisition of Adobe Gas Pipeline Company from Santa Fe
(the "Acquisition") which was completed in December 1993. In addition to the cash flow provided from the gas gathering, transmission and processing facilities that were acquired in this transaction, the Company's natural gas marketing volumes have increased significantly as more fully discussed below. This increase is due largely to expanded capacity to acquire supplies of natural gas. The Company's ability to continue to increase these activities is largely dependent, in part, on its access to trade credit from suppliers of natural gas and its capacity to augment this open trade credit with stand-by letters of credit. The Company's improved financial condition and operating results have served to improve its ability to gain more favorable trade credit terms. However, these improvements have been offset to a large degree by continually increasing concerns within the natural gas industry over credit exposure. In addition, the Company's rapid growth has placed increased demands on its existing credit and working capital capacities.

         Concurrently with the completion of the transaction with Santa Fe, the Company's working capital facility with the Bank of Montreal was expanded to $50,000,000 from $37,500,000, thereby increasing the Company's capacity to issue letters of credit to support purchases of natural gas. In April 1994, the Company and Bank of Montreal completed the syndication of this credit facility to four additional banks thereby expanding the total capacity of the facility to $60,000,000. The Company and its bank lenders are currently discussing an expansion of this facility that would increase the Company's access to letters of credit and working capital.

         In April 1994, one of the Company's gas processing plants sustained damage as a result of a fire. The damage to the plant was fully covered by insurance, except for a small deductible amount. The accompanying statement of operations reflects a $1,257,000 gain that resulted from the receipt of insurance proceeds in excess of the net book value of damaged property plus actual and estimated expenses to be incurred by the plant during its non-operational period. Substantially all of the proceeds were reinvested as capital expenditures to the plant. The Company completed repairs and resumed operations at the facility in October 1994.

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

                                                     Three Months Ended            Nine Months Ended
                                                        September 30,                 September 30,
                                                   ---------------------        -------------------------
                                                     1993          1994          1993              1994
                                                     ----          ----          ----              ----
                                                       (In Thousands)                (In Thousands)
Operating Profit:
     Natural gas marketing                         $  1,161        4,032        $ 4,283            13,706

     Gas gathering, processing and  transmission        409        1,871          3,607             6,263
     Natural gas liquids  ("NGL") marketing             269          469          1,593             1,366
                                                   --------        -----        -------            ------
                                                   $  1,839        6,372        $ 9,483            21,335
                                                   ========        =====        =======            ======


Natural Gas Marketing

         Average daily volumes and gross profit margins related to the marketing of natural gas are provided below.


                                                   Three Months Ended             Nine Months Ended
                                                     September 30,                  September 30,
                                                  -------------------           ----------------------
                                                  1993           1994           1993              1994
                                                  ----           ----           ----              ----
                                                     (In Thousands)                 (In Thousands)
Natural Gas Marketing
     Sales Volumes (MMBTU/Day)                     499            982            484               902
     Average Gross Margin                         .025           .046           .032              .056


         Natural gas volumes and margins have increased dramatically in the first nine months of 1994 as compared to 1993. Sales volumes also increased over 12% from the second to the third quarter of 1994. The increase in 1994 volumes results primarily from the effects of the Acquisition which was completed in December 1993, and the resulting increased access to natural gas supplies. These additional supplies arose from (a) production purchased from Santa Fe pursuant to the gas purchase contract acquired as a part of the Acquisition, (b) additional letter of credit capacity to secure gas purchases,
(c) greater availability of open credit from suppliers and (d) lower prices in the third quarter of 1994 that allowed the Company to acquire more units with its existing credit capacity.

                      HADSON CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         The Acquisition and debt and equity recapitalization which was completed concurrently with the Acquisition have strengthened the Company's financial position. This improved financial position and continued improvement in the Company's operating results has led to increased open trade credit lines with certain suppliers. Record demand for natural gas during portions of January and February in certain parts of the country and the resulting significant increases in natural gas prices in some instances provided for the Company to enhance its margins in the first quarter of 1994. Although margins in the third quarter of 1994 were lower than the first or second quarter of 1994, they were 84% higher than the margins achieved in the third quarter of 1993. The lower third quarter 1994 margins reflect increased spot marketing activity and seasonally expected declines in sales under certain higher margin contracts. Margins for the first nine months of 1993 were adversely affected by losses from certain contracts with small institutional and retail customers. These contracts were renegotiated in the third quarter of 1993 and have returned to profitable levels.

         In June 1994, the Company entered into gas storage transactions with forward gas purchase and sale contracts. This activity was supplemented by the purchase of physical gas in the third quarter which was injected into storage and will eventually be sold based on the underlying forward sales contracts. The profit margin of $502,000 from these transactions is reflected in the value of inventories and resulted in a decrease to cost of sales and services in the third quarter of 1994.

Gas Gathering, Processing and Transmission

         Average daily natural gas throughput through the Company's gathering and transmission systems, the Company's net share of average daily NGL production from its processing plants and NGL prices are summarized in the following table.

                                                   Three Months Ended               Nine Months Ended
                                                     September 30,                    September 30,
                                                  ---------------------            -------------------
                                                  1993             1994            1993           1994
                                                  ----             ----            ----           ----
                                                      (In Thousands)                 (In Thousands)
Gas gathering and transmission systems:
     Natural gas throughput (MMBTU/Day)              86             131               78           117

Processing Plants:
     NGL production (MGAL/Day)                      113             105              120           128
     NGL sales price ($/GAL)                      $.235            .227            $.254          .215



         Natural gas throughput through the Company's gathering and transmission systems and NGL production was higher in the first nine months of 1994 as compared to 1993 due to the acquisition of additional pipeline systems and processing plants in December 1993. As a result of the fire at one of the Company's gas processing facilities, there has been no production from that facility since early April. In June 1994, the natural gas normally processed at this facility was diverted to a third party processing plant. NGL sales prices were approximately 15% lower in the first nine months of 1994 verses the first nine months of 1993. Gross profit per barrel of NGL produced is significantly lower in the first nine months of 1994 compared to 1993 due to the lower NGL prices and lower recovery efficiencies at the third party processing plant. The fire damages have been completed, and the plant has resumed operations in October 1994.

                      HADSON CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


NGL Marketing

         Average daily volumes and gross profit margins relating to NGL marketing are provided below.



                                          Three Months Ended                 Nine Months Ended
                                            September 30,                      September 30,
                                          ------------------                ------------------
                                          1993          1994                1993          1994
                                          ----          ----                ----          ----
                                            (In Thousands)                    (In Thousands)
NGLs:
     Sales Volumes (MGAL/Day)             1,070         1,156               1,062         1,080
     Average Gross Margin ($/Gal)          .004          .004                .006          .004


         Sales volumes for NGL's have remained relatively consistent when comparing the nine months ended September 30, 1994 to the same period in 1993. Gross margins have decreased because of continually increasing competition.

Other

         Depreciation and amortization for the 1994 periods are greater than in the 1993 periods because of the effect of the gas gathering, processing and transmission assets acquired in the Acquisition as well as the effect of amortizing the gas supply contract also acquired at that time.

         Interest expense was higher in the first nine months of 1994 as compared to 1993 due primarily to a higher interest rate on the Company's senior secured debt. Such higher rate resulted from the debt and equity recapitalization which was effected in December 1993.

         Results for the three and nine month periods ended September 30, 1993 include equity in earnings of unconsolidated affiliate of $0 and $629,000, respectively. The Company sold its interest in the affiliate in the third quarter of 1993 and recognized a gain of $3,355,000 as a result of the sale. The Company also recognized a gain from discontinued operations of $5,681,000 during the third quarter of 1993. This gain resulted from the settlement of various claims relating to a contract between a subsidiary of the Company and the United States Army.

                      HADSON CORPORATION AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION



Item 6.   Exhibits

               11.01  -  Computation of Fully Diluted Earnings/Loss per Share.

               27     -  Financial Data Schedule.





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


                                                   HADSON CORPORATION
                                                   (REGISTRANT)



                                                   /s/ ROBERT P. CAPPS
                                                   ROBERT P. CAPPS
                                                   EXECUTIVE VICE PRESIDENT
                                                   CHIEF FINANCIAL OFFICER





DATE  NOVEMBER 14, 1994

                               INDEX TO EXHIBITS


                                                                             SEQUENTIALLY
EXHIBIT                                                                        NUMBERED
NUMBER              DESCRIPTION                                                  PAGE
- -------             -----------                                              ------------

  11.01     -  Computation of Fully Diluted Earnings/Loss per Share.

  27        -  Financial Data Schedule.