Form 10-K
HADSON CORP
filed 1995-03-30
CIK 44801

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
 [X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                 EXCHANGE ACT OF 1934 [FEE REQUIRED]
                 For the fiscal year ended December 31, 1994
                                       OR
 [  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                 For the transition period from ...........  to .............

                         COMMISSION FILE NUMBER 1-9891

                               HADSON CORPORATION
             (Exact name of registrant as specified in its charter)

                     DELAWARE                                31-0679954
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                  Identification No.)

2777 STEMMONS FREEWAY, SUITE 700, DALLAS, TEXAS                 75207
     (Address of principal executive offices)                (Zip Code)

      Registrant's telephone number, including area code:  (214) 640-6800
      -------------------------------------------------------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                   Name of each exchange
   Title of each class                             on which registered
   -------------------                             ----------------------
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

                            YES   X        NO
                                -----         -----

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [   ]

       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                            YES   X        NO
                                -----         -----

         Aggregate market value of the voting stock held by non-affiliates of the registrant based on closing prices as reported on the New York Stock Exchange on March 10, 1995 was approximately: $20,344,514

         25,710,483 shares of Common Stock, par value $.01 per share, were outstanding as of March 10, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE

                  No documents are incorporated by reference.

================================================================================

                               TABLE OF CONTENTS

                                                                                                           PAGES
                                                                                                           -----
                                                          PART I

Item 1.  BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1
         General  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1
         Recent Developments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1
         Subsequent Events  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2
         Financial Information about Industry Segments  . . . . . . . . . . . . . . . . . . . . . . . .       3
         Energy Products and Services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3
         Operations of Unconsolidated Subsidiaries  . . . . . . . . . . . . . . . . . . . . . . . . . .      12
         Number of Persons Employed . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12

Item 2.  PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13
         Natural Gas Gathering Facilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13
         Transmission Facilities and Related Property . . . . . . . . . . . . . . . . . . . . . . . . .      13
         Natural Gas Liquids Facilities and Related Property  . . . . . . . . . . . . . . . . . . . . .      13
         Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13

Item 3.  LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13
         Fixed Price Contract Dispute . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13
         Personal Injury Case . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      14
         Joint Venture Case . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      14
         Class Action Complaint..........................................................................    14


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . . . . . . . . . . . . . . . . .      15


                                                         PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15
         Common Stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15
         Dividends  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      16

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      16

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18
         Liquidity and Capital Resources  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18
         Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      20

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . . . . . . . . . . . . . . . . . . . . . . . .      24

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      24

                                                                                                            PAGES
                                                                                                            -----
                                                         PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT   . . . . . . . . . . . . . . . . . . . . .      24

Directors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      24
         Executive Officers   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      26
         Compliance with Section 16(a) of the Exchange Act  . . . . . . . . . . . . . . . . . . . . . .      26

Item 11. EXECUTIVE COMPENSATION   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      27
         Summary Compensation Table . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      27
         Option Grants Table  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      28
         Options Exercised. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      28
         Employment Agreements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      28
         Compensation of Directors  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      29

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT   . . . . . . . . . . . . . . .      29
         Security Ownership of Certain Beneficial Owners. . . . . . . . . . . . . . . . . . . . . . . .      29
         Security Ownership of Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      30
         Change in Control of the Company   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      31

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS   . . . . . . . . . . . . . . . . . . . . . . .      31
         Gas Contract   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      31
         Trust Agreement  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      32
         Voting Agreement   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      33
         Registration Rights Agreement  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      33
         Indemnification and Directors' and Officers' Insurance   . . . . . . . . . . . . . . . . . . .      33
         Company Options  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      34
         Parent Contracts   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      34
         Agreement with Elliot  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      34

                                                         PART IV


Item 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, FINANCIAL
         STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K   . . . . . . . . . . . . . . . . . . . . . . . .      35

                                     PART I


ITEM 1.  BUSINESS

GENERAL

         Hadson Corporation, a Delaware corporation (the "Company"), is engaged, through its consolidated subsidiaries, in the purchasing, marketing, gathering, processing, storing and transporting of natural gas and natural gas liquids ("NGLs"), as well as the marketing of related services.

         The Company was incorporated in Ohio in 1964 as Hadson Ohio Oil Company. In 1980, it effected a change of domicile to the state of Delaware, and in 1986 its name was changed to Hadson Corporation. The Company's corporate headquarters are located at 2777 Stemmons Freeway, Suite 700, Dallas, Texas 75207, and the Company's telephone number is (214) 640-6800.

RECENT DEVELOPMENTS

    Purchase of Joint Venture Interests

         Pursuant to Purchase and Sale Agreements, dated as of December 9, 1994, the Company, through subsidiaries, purchased Merchant Gas Partners' interest in four joint ventures for $3,450,000 in cash. As a result of this transaction, the Company, through its subsidiaries, now owns 100% of a 74-mile natural gas transmission system located in Texas plus other minor facilities.

    Sale of Interest in Processing Plant

         The Company, through a subsidiary, entered into an Agreement for Purchase and Sale, dated as of December 17, 1993, with Parker & Parsley Gathering & Processing Co. ("Parker & Parsley") whereby the Company assigned a 30% interest in a processing plant and related facilities located in Texas to Parker & Parsley. In exchange for the interest in the plant and related facilities, the Company received (i) $2,500,000 in cash; (ii) ownership of a gathering system located in New Mexico, along with production dedicated to that system; and (iii) dedication of additional production to the plant and related facilities. The transaction closed in February 1994, but was effective as of December 31, 1993.

    Sale of Interest in Midwest Energy Companies, Inc.

         The Company entered into a Stock Purchase Agreement, dated as of December 30, 1993, with Midwest Energy Companies, Inc. ("Midwest") whereby Midwest purchased the Company's 17% equity interest in Midwest. Midwest executed a promissory note in favor of the Company in the principal amount of $325,000 in exchange for the Company's 10,235,885 shares of common stock of Midwest.

    Merger of Adobe Gas Pipeline Company with and into the Company

         On December 14, 1993, the stockholders of the Company approved and adopted an Agreement of Merger, dated July 28, 1993, as amended (the "Adobe Merger Agreement"), among the Company, Santa Fe Energy Resources, Inc. ("Santa Fe") and Adobe Gas Pipeline Company ("AGPC"), then an indirect, wholly-owned subsidiary of Santa Fe. Pursuant to the Adobe Merger Agreement, AGPC was merged (the "Adobe Merger") with and into the Company (which was the surviving corporation in the Adobe Merger). In addition to effecting the acquisition by the Company of AGPC, the Adobe Merger also effected a restructuring of the Company's debt and equity capitalization (including an approximate one-for-15 reverse split of the Company's Common Stock).

    Financial Reorganization

         In December 1992, the Company completed a restructuring of its long-term debt through a "pre-packaged" bankruptcy proceeding (the "1992 Restructuring"). On October 15, 1992, the Company filed its Chapter 11 bankruptcy petition as well as its plan of reorganization (the "Plan") in the Western District of Oklahoma. The bankruptcy court confirmed the Plan on November 30, 1992, and the Plan was consummated on December 16, 1992. Pursuant to the Plan, approximately $131,900,000 of long-term debt with the related accrued interest and certain other obligations were converted into $56,400,000 of 6.20% Senior Secured Notes due 2000 and into shares of 7% Senior Cumulative Preferred Stock, Series A, par value $.01 per share, 8% Junior Cumulative Convertible Preferred Stock, Series B, par value $.01 per share, Class B and Class C Common Stock and Common Stock, all of which were in existence prior to the Adobe Merger and which were subsequently restructured through the Adobe Merger.

SUBSEQUENT EVENTS

    Sale of United LP Gas Corporation

         The Company entered into a Stock Purchase Agreement, dated as of December 21, 1994, by and among the Company, United LP Gas Corporation ("United") and United Acquisition Corp. ("United Acquisition") whereby the Company sold all of the 500 issued and outstanding shares of United to United Acquisition in exchange for the purchase price of $3,100,000, plus the excess of United's current assets over its current liabilities as of December 31, 1994. The aggregate purchase price paid by United Acquisition at the closing consisted of (i) cash of $1,200,000, plus the value of United's inventory, which was approximately $1,900,000; (ii) a subordinated promissory note issued in favor of the Company in the amount of $1,000,000 (the "Note"); and (iii) 90,000 shares of United's Series A Redeemable Preferred Stock, par value $10.00 per share. The Note is secured by a first lien on all assets of United not otherwise encumbered and by a second lien on all other assets of United. In addition to the purchase price received at the closing of the sale, the Company is to receive an amount equal to the excess of United's current assets, other than inventory, over current liabilities as such amounts are realized by United, which amount is expected to be approximately $1,500,000. The sale of United was completed on January 31, 1995 and effective as of January 1, 1995.

    Acquisition of the Company by LG&E Energy Corp.

         On February 10, 1995, the Company, LG&E Energy Corp., a Kentucky corporation ("Parent"), and Carousel Acquisition Corporation ("Merger Sub"), a Delaware corporation and an indirect wholly-owned subsidiary of Parent, entered into an Agreement and Plan of Merger (the "Merger Agreement") which sets forth the terms of a proposed merger of Merger Sub with and into the Company (the "Merger"). The Merger will be consummated on the terms and subject to the conditions set forth in the Merger Agreement, as a result of which (a) the Company will become a subsidiary of Parent and will be wholly-owned with the exception of the outstanding shares of Junior Exercisable Automatically Convertible Preferred Stock, Series B, par value $.01 per share, of the Company ("Series B Preferred") not owned by Parent subsequent to the Merger and (b) each share of Common Stock, par value $.01 per share, of the Company ("Company Common Stock") then outstanding (other than shares of Company Common Stock (i) held in the Company's treasury, (ii) held by any holder who shall have properly exercised, and not withdrawn or lost, appraisal rights under the Delaware General Corporation Law (the "DGCL") and (iii) beneficially owned by Parent or its subsidiaries, including, without limitation, shares of Company Common Stock held in the H/P Trust, described below) will be converted into the right to receive $2.75 in cash, without any interest thereon.

         Each share of Senior Cumulative Preferred Stock, Series A, par value $.01 per share, of the Company ("Series A Preferred") and each share of Series B Preferred issued and outstanding immediately prior to the effective time (the "Effective Time") of the Merger shall remain unchanged and outstanding and shall represent one share of Series A Preferred or Series B Preferred, as the case may be, of the Company, which will be the surviving corporation in the Merger. In accordance with its existing terms, on December 14, 1995, each share of Series B Preferred will be converted automatically into the right to receive $0.00275 in cash, without any interest thereon, based upon the existing conversion rate of one-one thousandth of a share of Company Common Stock for each share of Series B Preferred and the amount payable per share of Company Common Stock as a result of the Merger.

         Concurrently with the execution and delivery of the Merger Agreement, Parent and Merger Sub entered into Securities Purchase Agreements (the "Securities Purchase Agreements") with The Prudential Insurance Company of America ("Prudential Insurance"), Pruco Life Insurance Company ("Pruco") and PruSupply, Inc. (collectively, "Prudential") and Santa Fe. Pursuant to the Securities Purchase Agreement with Prudential, as amended (the "Prudential Securities Purchase Agreement"), and subject to the terms and conditions set forth therein, immediately prior to the Effective Time, Parent and Merger Sub will acquire from Prudential Insurance and Pruco the following securities (collectively, the "Prudential Securities"): (i) 1,329,771 shares of Company Common Stock, (ii) beneficial ownership pursuant to the H/P Trust (which was established by the Company in connection with the Adobe Merger) of 4,983,180 shares of Company Common Stock, (iii) 5,010 shares of Series B Preferred and
(iv) $52,900,000 aggregate principal amount of 8% Senior Secured Notes due 2003 (the "8% Senior Secured Notes"). The purchase price for the Prudential Securities is $63,000,000 plus accrued interest, if any, on the 8% Senior Secured Notes from the last interest payment date on which interest was paid in full to, but not including, the day on which the closing of the purchase of the Prudential Securities occurs. Pursuant to the Securities Purchase Agreement with Santa Fe (the "Santa Fe Securities Purchase Agreement") and subject to the terms and conditions set forth therein, immediately prior to the Effective Time, Parent and Merger Sub will acquire from Santa Fe the following securities (collectively, the "Santa Fe Securities"): (i) 10,395,665 shares of Company Common Stock, (ii) 2,335,907 shares of Series A Preferred, and (iii) $2,350,000 in aggregate principal amount of 9% Junior Notes (the "9% Junior Notes") of the Company. The purchase price for the Santa Fe Securities is $55,250,000.

         The Merger Agreement and the Merger have each been approved by the Board of Directors of the Company and the special committee (the "Special Committee") of the Board of Directors formed to consider proposals received by the Company. Under Delaware law, the affirmative vote of the holders of a majority of the outstanding shares of Company Common Stock is required to approve the Merger. Prudential and Santa Fe in the aggregate own 16,708,616 shares of Company Common Stock (excluding shares of the Company Common Stock for which Prudential has the right to acquire upon exercise of the Series B Preferred) representing approximately 65% of the Company Common Stock outstanding on March 24, 1995. Prudential and Santa Fe have agreed to vote all shares of Company Common Stock owned by them in favor of the Merger Agreement and the Merger and have each granted Parent a proxy to vote such shares in favor of the Merger and the Merger Agreement should either of them fail or refuse to vote such shares in favor of such proposal. Prudential and Santa Fe collectively own a sufficient number of shares of Company Common Stock to approve and adopt the Merger Agreement and the Merger without the vote of any other stockholder.

         Under applicable federal securities laws, the Merger cannot be effected until at least twenty calendar days after an Information Statement has been sent or given to the Company's stockholders. Accordingly, the Company expects that the Merger will be consummated during the second quarter of 1995, assuming that the conditions to the Merger set forth in the Merger Agreement have been satisfied.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         For financial information about industry segments, see Note 1 of the Notes to Consolidated Financial Statements appearing elsewhere herein.

ENERGY PRODUCTS AND SERVICES

    General

         The Company's energy products and services business is concentrated primarily in three areas: (1) natural gas marketing operations and related energy services, (2) natural gas facilities operations, which include gathering, transportation, processing, treatment and storage operations, and
(3) through 1994, natural gas liquids transportation and marketing operations. For the year ended December 31, 1994, these activities accounted for 100% of the consolidated revenues of the Company. Such activities are conducted through the primary operating subsidiaries of the Company which are Hadson Gas Systems, Inc. ("Gas Systems"), Llano, Inc. ("Llano"), Hadson Gas Gathering & Processing Co. (formerly known as Minerals, Inc.), United, Western Natural
Gas and Transmission Corporation ("Western"), Hadson Gas Co., Hadson Gas Marketing Co., Hadson Gas Transmission Co., and Hadson Industrial Sales Corporation. On September 30, 1994, Hadson Gas Gathering & Processing Co., a direct subsidiary of the Company, was merged with and into Minerals, Inc. ("Minerals"), a direct subsidiary of the Company, with Minerals being the surviving corporation. Concurrently, the name of Minerals was changed to Hadson Gas Gathering & Processing Co. ("HGG&P").

         The energy products and services business is seasonal and affected by weather patterns in the market areas served by the Company. West Coast, Southwest and Southeast markets typically have higher demand for the Company's products in the summer months, while the Northeast and Midwest market demand is generally greater in the winter.

    Natural Gas Marketing Operations

         The majority of the Company's natural gas marketing operations are conducted through Gas Systems and Western. As part of the services it offers customers, the Company aggregates supplies of natural gas from gas producers and processors, uses its knowledge of federal, state and local regulations and the natural gas industry to contract for transportation services, arranges for transportation of gas over the most expeditious and economical pipeline routes and assists its customers in complying with regulatory filings and other matters relating to the requirements of the Federal Energy Regulatory Commission (the "FERC"). The Company believes that the growth of its gas marketing business depends primarily upon its ability to provide quality services in response to evolving customer needs and market conditions.

         The volume of gas transported and marketed by the Company has increased from an average of approximately 83,000 million British thermal units ("MMBtu") per day in 1985 to average daily volumes of approximately 920,000 MMBtu in 1994. As of December 31, 1994, the Company had approximately 745 direct gas sales contracts with industrial firms, local gas distribution companies, electric utilities, large commercial entities and institutions such as hospitals, military bases and universities. The Company maintains a diverse customer base in order to limit its reliance on any one industry or region. During 1994, no customer accounted for 10% or more of the Company's total gas sales. The Company competes with other gas marketers primarily on the basis of market-responsive pricing, reliability of performance and customer service.

         In connection with its gas marketing operations, the Company purchases and takes title to gas at the wellhead, processing plants or other points of delivery primarily from independent producers and major integrated oil companies and sells such gas to industrial and institutional users, local gas distribution companies and electric utilities across the United States. It is the Company's general practice to contract for a diverse supply of gas from various geographic locations and producers to minimize its reliance on any single source or region and to maximize its ability to deliver gas to its customers by the most advantageous route. The Company believes that it has retained and increased its sources of supply because of its demonstrated ability to market and transport the quantities of gas purchased. When interruptible transportation is used, the Company, through its subsidiaries, generally arranges for the transportation of gas from the point of purchase to the customer's delivery point. If firm transportation is used, generally this transportation is contracted for by the customer, although the Company, through its subsidiaries, has executed a limited number of firm transportation agreements.

         The Company, through its subsidiaries, purchases and sells gas under long-term contracts, as well as in the "spot" market for contract terms of generally 30 days, or less. In response to changes currently taking place in the gas industry, the Company has been de-emphasizing its short-term markets, and an increasing proportion of its revenues are earned pursuant to long-term sales contracts, value-added services and other energy management services described below. However, short-term or "spot" sales of natural gas comprised 50% of the Company's sales of natural gas in 1994. These activities will continue to play a critical role in the Company's overall strategy because they provide an important source of market intelligence, while serving a portfolio balancing function. Because most of the Company's gas purchase and sales contracts contain market-sensitive pricing mechanisms and because of the Company's risk management efforts, the Company is essentially insensitive to changes in natural gas prices.

         Some of the Company's gas purchase and sales contracts are terminable by either the Company or its customers upon relatively short notice (generally 30 to 90 days). This contract structure is designed to maintain the Company's flexibility to respond to changes in customer needs, market conditions and regulations.

         Recent regulatory changes, specifically FERC Order No. 636, have mandated that gas distribution companies and electric utilities purchase gas supplies from merchants other than their traditional suppliers, which were interstate pipelines. As a result of such regulatory changes, utilities and end-users holding supply contracts with interstate pipelines are now able to convert those contracts to firm pipeline transportation capacity and thereby assure delivery of their new supply sources. During 1994, the Company delivered approximately 289,000 MMBtu of gas per day under term sales contracts with gas distribution companies and electric utilities.

         The Company, through its subsidiaries, offers end-users contracted management services to reduce or eliminate administrative expense associated with energy procurement and assists natural gas producers in managing the delivery of their product to market through gas volume accounting, transportation and related services. Customers for the Company's energy management services are typically larger industrial, commercial and governmental consumers that operate multiple facilities in various geographic areas or producers that desire to avoid the administrative complexity and costs of natural gas marketing and transportation regulatory requirements. These value-added energy service contracts are generally long-term (three to five years). The Company believes that its value-added service approach enhances its ability to respond to evolving customer and producer requirements in the changing natural gas industry.

         Natural gas prices have become extremely volatile over the past two years. Mid-month price volatility has increased from typically five to ten cents per MMBtu during 1992 to as much as 80 cents per MMBtu during 1994. The Company has begun to assist customers and producers in managing the risk associated with such changes in natural gas prices. This is accomplished by utilizing various financial instruments such as natural gas futures contracts, options and swap arrangements. In addition, the Company may provide such services via fixed-price sales or supply contracts which are then coupled with these financial instruments to hedge price risk exposure to the Company. Such hedging strategies are subject to inefficiencies in the financial instruments utilized, as well as management's judgment in the design and execution of the strategies. Another tool which the Company utilizes in its gas sales and purchase contracts to combat price volatility is market-sensitive pricing which reflects monthly and/or daily commodity pricing.

         In connection with the Adobe Merger, AGPC, Santa Fe and Santa Fe Energy Operating Partners, L.P. ("SFEOP") entered into a Master Gas Purchase Contract (the "Gas Contract"). Following the Adobe Merger, the Company, which succeeded to the rights and obligations of AGPC under the Gas Contract, assigned its interest in the Gas Contract to a subsidiary, and, effective December 31, 1994, SFEOP was merged with and into Santa Fe. The Gas Contract has a term of approximately seven years and provides for the purchase by the Company of essentially all of Santa Fe's existing domestic natural gas production as well as certain natural gas production that Santa Fe has the right to market. In addition, the Company has the right to purchase new production from certain development properties of Santa Fe. The price to be paid by the Company for natural gas purchases under the Gas Contract is based on generally recognized published price indices. The Gas Contract provides, among other things, terms (i) for the release of gas dedicated under the Gas Contract, (ii) for payment by the Company and (iii) for termination of the Gas Contract under certain conditions. See "Item 13. Certain Relationships and Related Transactions."

    Natural Gas Facilities Operations

         The Company's natural gas facilities operations include natural gas gathering, treatment, processing, underground storage, intrastate transmission and contract production operations, as well as field and technical services, and are conducted through the Company's subsidiaries. These operations are concentrated in southeastern New Mexico, the Louisiana Gulf Coast and the Permian Basin of West Texas. Assets employed to conduct these operations include Llano's 90-mile intrastate pipeline in southeastern New Mexico (the "Llano Pipeline"), 12 separate gathering systems consisting of 1,144 miles of pipeline, 5 gas processing facilities, an underground gas storage facility with a current working capacity of approximately 6 billion cubic feet ("BCF") of gas, and one 74-mile gas transmission system located in Texas (the "Power-Tex System").

         The Llano Pipeline, which has a design capacity of approximately 180,000 MMBtu of gas per day, is capable of delivering gas to four different interstate pipelines and directly to three end-users, as well as receiving gas from three interstate pipelines. In 1994, Llano transferred to HGG&P approximately 573 miles of gathering lines and related facilities. The Company, through its various subsidiaries, purchases gas from over 55 producers connected, via the HGG&P gathering system, to the Llano Pipeline and sells the gas directly to end-user customers or delivers the gas into one of the interstate pipelines for sale by the Company. The Company, through its various subsidiaries, also transports natural gas through the Llano Pipeline for third parties and is paid a transportation fee for such services. In connection with gas moved through the Llano Pipeline, the Company, through its various subsidiaries, also provides gas treatment and contract operation services. During 1994, an average of approximately 102,000 MMBtu of natural gas per day moved through the Llano Pipeline, as compared to approximately 114,000 MMBtu of natural gas per day in 1993 and approximately 124,000 MMBtu of natural gas per day in 1992.

         The 12 gas gathering systems gathered approximately 111,000 MMBtu of natural gas per day during 1994. The Power-Tex System, which the Company acquired through the Adobe Merger, transported approximately 30,000 MMBtu of natural gas per day during 1994 (net to the Company's interest). During 1993, the Power-Tex System transported approximately 24,000 MMBtu of gas per day (net to AGPC's interest). In certain circumstances, these pipeline systems are used to transport or gather natural gas for others in return for a transportation fee.

         Connected to the Llano Pipeline are three natural gas processing facilities (one of which is inactive) capable of processing approximately 85,000 MMBtu of natural gas per day. These facilities extract NGLs, including propane, ethane, butanes and natural gasoline, from the natural gas stream, at which point the mixed stream of liquids is sold to United. During 1994, approximately 44 million gallons of NGLs were extracted and sold from these facilities, and approximately the same volumes were extracted and sold from these facilities during 1993. These volumes remained fairly constant from 1993 to 1994 primarily because of the fact that, in April 1994, one of the Company's gas processing plants sustained damage as a result of a fire. The plant was non-operational until October 1994 when repairs were completed. The damage to the plant was fully covered by insurance, except for a small deductible amount.

         In addition, the Company has interests in two gas processing facilities which were acquired through the Adobe Merger and which are not connected to the Llano Pipeline; however, one of these facilities was not in operation during 1994. These facilities produced approximately 24 million gallons of NGLs (net to AGPC's interest) during 1993, and the one operational facility produced approximately 11 million gallons of NGLs (net to the Company's interest) during 1994.

         Connected to the Llano Pipeline is a natural gas storage facility. This facility has current working capacity of approximately 6 BCF. This capacity could be increased to approximately 9 BCF by decreasing mechanical limits on withdrawals from and injections into the facility. The Company, through its subsidiary, offers this storage capacity to third parties on a fee basis. During 1994, storage capacity of approximately 5.5 BCF was leased to other parties.

    NGL Marketing and Transportation

         Through December 31, 1994, the Company, through United, engaged in NGL purchasing, transporting, marketing and trading, primarily in Oklahoma, Texas and Louisiana. United generally purchases NGLs from "landlocked" gas processing plants and transports the liquids through its fleet of 31 trucks to injection points on common carrier and private pipelines. Five of these injection facilities are owned and operated by United. The liquids are then transported via the pipelines to fractionation plants, at which point the liquids are normally sold. United also markets NGLs which are not transported by its own trucks. Because the NGLs transported by United are highly volatile, the Company has carried insurance, in amounts it believes are in line with industry practice, against risks involved in transporting these liquids.
During 1994, United transported approximately 129 million gallons of NGLs and marketed approximately 382 million gallons of NGLs.

         In December 1992, United entered into a three-year contract to market all NGLs produced by a large independent oil and gas producer. This transaction involves marketing approximately 4 million gallons per month on behalf of this particular producer.

         The Company sold United effective January 1, 1995. See "-- Subsequent Events -- Sale of United LP Gas Corporation" above.

    Competition

         The Company, through its various subsidiaries, competes with gas pipelines, producers and other gas marketers primarily on the basis of market-responsive pricing, reliability of performance, and customer service. The Company believes that its ownership and control of gathering and transmission facilities, its detailed knowledge of market and regulatory factors affecting the industry and its ability to respond quickly and flexibly to changes in market conditions, governmental regulations and customer needs have been important factors in its success to date. The Company devotes significant management time and resources to monitoring closely federal and local gas regulation developments and, where appropriate, seeking regulatory enforcement or other appropriate action.

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

    Governmental Regulation

         The production, transportation and certain sales of natural gas are subject to federal, state or local regulations which have a significant impact upon the Company's energy products and services business. Regulation at the federal level of domestically produced or transported natural gas is administered primarily by the FERC pursuant to the Natural Gas Act (the "NGA") and the Natural Gas Policy Act of 1978 (the "NGPA"). Maximum selling prices of certain categories of gas, whether sold in interstate or intrastate commerce, previously were regulated pursuant to NGPA. The NGPA established various categories of gas and provided for graduated deregulation of price controls of several categories of gas and the deregulation of sales of certain categories of gas. All price deregulation contemplated under the NGPA has already taken place. Subsequently, the Natural Gas Wellhead Decontrol Act of 1989 terminated all NGA and NGPA regulation of "first sales" of domestic natural gas on January 1, 1993. The sale for resale of certain natural gas in interstate commerce is regulated, in part, pursuant to the NGA, which requires certificate and abandonment authority to initiate and terminate such sales. In addition, natural gas marketed by the Company is usually transported by interstate pipeline companies that are subject to the jurisdiction of the FERC. See "-- Order No. 636" below. Similarly, some of the transportation and storage services provided by Llano are subject to FERC regulation under section 311 of the NGPA. These services are frequently sold to gas distribution companies that contract with interstate pipeline companies for transportation from the Llano facility to their respective service areas. Section 311 permits intrastate pipelines under certain circumstances to sell gas to, transport gas for, or have gas transported by, interstate pipeline companies, and assign contract rights to purchase surplus gas from producers to interstate pipeline companies without being regulated as interstate pipelines under the NGA.

         Llano and HGG&P. In 1994, Llano transferred to HGG&P approximately 573 miles of gathering lines and related facilities in Lea and Eddy Counties, New Mexico. Following this transfer, Llano holds approximately 90 miles of pipeline and related underground storage facilities that are used (a) to supply gas in intrastate commerce to certain electric generating facilities owned by non-affiliated entities; and (b) to provide interstate transportation and storage services under section 311 of the NGPA.

         (a) The HGG&P Petition for Declaratory Order. In 1994, HGG&P petitioned the FERC for a declaratory order that the facilities it obtained from Llano met the FERC's test for "gathering" facilities and were therefore not subject to the FERC's regulation under the NGA. This petition for declaratory order was granted on November 14, 1994 and is final and non-appealable. The effect of the declaratory order is to make it clear that the subject HGG&P facilities are not subject to regulation by the FERC under the NGA and are thus only subject to appropriate state authorities.

         (b) The Llano Rate Filing. In addition to Llano's intrastate sales for power generation, Llano provides interstate storage and transportation services under section 311 of the NGPA. These services are subject to rate regulation by the FERC, which has established regulations governing the rates, construction of facilities and conditions of service applicable to section 311 service performed by intrastate pipelines. Pursuant to these rules and related FERC orders, Llano is currently required to obtain approval of its rates at least once every three years. Llano's current section 311 rates were approved by an order issued August 13, 1991, which also required Llano to seek new rate approval no later than July 3, 1993.

         After the July 3, 1993 date, Llano has met informally with the FERC staff to inform them that Llano was preparing to restructure ownership of its facilities by transferring the gathering facilities to HGG&P and that HGG&P would be petitioning for a declaratory order of the non-jurisdictional character of the transferred facilities. Llano informed the FERC staff that it intended to seek new, market-based rates to govern services on the truncated system, once the transfer filing was made.

         In September 1994, after completion of certain related market studies, Llano filed its petition requesting the FERC to approve market-based rates for NGPA section 311 services, both storage and transportation. After notice of the application was published, several non-customer parties intervened in opposition, claiming that the economic analysis submitted in the filing was not adequate to justify market-based rates for section 311 service (particularly for the transportation as opposed to the storage service). None of Llano's storage or transportation customers expressed any objection to the filing, however, and the matter is presently the subject of informal settlement discussions among the parties and the FERC staff. The Company continues to believe, given the tenor of the Company's informal discussions with the FERC staff and the past action taken by the FERC in similar circumstances, that Llano will not be assessed any material penalty due to the failure to submit the rate filing prior to July 3, 1993.

         The Company anticipates that the rate filing will ultimately be resolved through a negotiated settlement. With regard to possible refunds, it may be noted that, as part of the 1994 filing, Llano agreed that its rates charged during the period after July 3, 1993 are subject to refund in the event the FERC finds in the subsequent rate proceeding that such rates were excessive. As noted by Llano in its rate filing, however, Llano has been providing storage and associated transportation services at negotiated rates significantly lower than the maximum rates approved by the FERC in 1991. Accordingly, the Company does not believe that Llano will be required to make any material rate refunds.

         In early 1995, the FERC issued a call for comments in a generic policy proceeding to examine the circumstances under which it may appropriately rely upon competitive market forces to establish rates for various pipeline services. The FERC's request for comments did not propose any specific rule changes, however, and it is not anticipated that this proceeding will have any adverse impact on Llano, the rates that it may charge or the extent of refunds, if any.

         In 1990, the FERC's broad interpretation of the scope of NGPA section 311 transportation authority was reversed by an appellate court. The FERC has since issued a new rule (Order 537) interpreting the "on-behalf-of" test found in section 311. The revised rule requires the on-behalf-of entity to either have physical custody of and transport the natural gas at some point during the transaction or hold title to the natural gas for a purpose related to its status as an intrastate pipeline, local distribution company or interstate pipeline, as applicable. While the new rules narrowed the scope of transactions that can be performed under section 311, the Company has not found that this has adversely affected the Llano Pipeline or the availability of transportation for gas sold by the Company's subsidiaries.

         Except as discussed in the foregoing paragraphs, regulation of natural gas gathering (other than gathering by interstate pipelines) and intrastate transportation activities is primarily a matter of state oversight. Regulation of gathering and transportation activities in New Mexico, as in most other states, includes various safety, environmental and non-discriminatory purchase requirements. While some states provide for the rate regulation of pipelines engaged in the intrastate transportation of natural gas, such regulation has not generally been applied against gatherers of natural gas. However, Oklahoma has recently enacted legislation that prohibits the imposition of unjustly or unlawfully discriminatory gathering rates. The Company's gathering systems could be adversely affected should they be subjected in the future to the application of such state or federal regulation.

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

         Order No. 636. In the summer of 1991, the FERC initiated further rulemaking proceedings for the purpose of modifying the terms and conditions under which open access transportation is provided in order to ensure that "unbundled" transportation service (i.e., transportation service not sold as an integral part of a sale of natural gas supplies) is provided on an open access basis "comparable" to the transportation services that the pipelines "bundle" with their own, regulated sales. These proceedings became generally known in the industry as the "Mega-NOPR" (for "Mega Notice of Proposed Rulemaking") proceedings. The FERC stated that its goal, recognizing that pipelines have become predominantly transporters, not sellers, of gas, was to "create a regulatory framework that will accommodate the meeting of as many gas sellers and gas buyers as possible," and to thereby further enhance competition in the domestic natural gas markets.

         Beginning in April 1992, the FERC adopted final rules in this proceeding which were designated as Order No. 636 (the "Order 636 Rules"). The Order 636 Rules are currently in effect but are subject to pending requests for judicial review and possible modification or reversal as a result.

         The Order 636 Rules reaffirm the basic open access transportation regime of the Order 436/500 Rules and extend that regulatory approach in several ways:

                 (i) Equality of service -- the equal access rules. The Order 636 Rules required interstate pipelines to provide a level of transmission and storage service that is equal for all shippers regardless of whether the gas commodity is sold by the interstate pipeline or by a competing gas merchant. In particular, the rules required interstate pipelines to provide equal access in a number of specified areas, including: equal access to transmission facilities; equal access to most storage facilities; equal and timely access to information relevant to the availability of the open access transmission services; equal access to a new flexible delivery service; and equal access to a pipeline's contract rights to receive certain transmission services from upstream pipelines.

                 (ii) Flexibility of service. The Order 636 Rules expanded shippers' ability to use all receipt and delivery points on a pipeline on a more flexible basis than in the past, such that, subject to reasonable pipeline operating requirements, shippers are able to receive natural gas from any person at any point on the pipeline facilities and deliver gas to any person at any point as long as the receipt and delivery points are within the path of the firm transportation capacity to which the shipper is entitled and for which it pays. The rules also prohibited pipeline tariff provisions that inhibit the development of "market centers" (areas where gas may be delivered into multiple pipeline interconnects). Defining the scope and operation of this requirement has been left to case-by-case implementation procedures.

                 (iii) Mandatory "unbundling" of pipeline system sales. The Order 636 Rules found that the traditional interstate pipeline practice of making "bundled," city-gate firm gas sales causes considerable competitive harm to all segments of the natural gas industry and constitutes an unlawful restraint of trade which is not balanced by the "no-notice" aspect of the service. This "bundled" sales service is the traditional pipeline sales service in which the interstate pipeline sells the gas commodity to retail local distribution companies ("LDCs") on a delivered basis at the point of interconnection between the physical facilities of the LDC and the interstate pipeline.

                 As a remedy to this finding of unlawful restraint of trade, the FERC under Order 636 ordered all interstate pipelines to "unbundle" their gas sales from the transmission, storage and related services and make any sales at aggregation points in or near gas production areas.

                 Pipelines have been allowed to make such unbundled sales pursuant to new "blanket" certificate authorizations under which the FERC intends to provide great pricing and operational flexibility ("light-handed regulation" of unbundled pipeline sales). This light-handed regulation has generally allowed market-based pricing of gas sales by the unbundled pipeline merchant. The Order 636 Rules contemplate that all gas merchants (unbundled pipelines, producers and marketers) will be able to contract for or manage the various unbundled component services in order to offer a "repackaged" delivered service to LDCs and others.

                 To ensure that the pipeline's unbundled gas merchant service does not gain an improper competitive advantage from its association with the pipeline-as-transporter, the Order 636 Rules forbade the pipeline-as-transporter from giving any preference to shippers of gas sold by the pipeline over shippers of gas sold by any other merchant in matters relating to open access transportation. To implement this prohibition, the Order 636 Rules require the operating employees of merchant and transportation departments of all interstate pipelines to "function independently" of each other "to the maximum extent practicable" and to adopt various record-keeping and reporting requirements regarding dealings between the pipeline-transporter and the pipeline-merchant.

                 (iv) Customer option to terminate supply contracts with pipelines. The Order 636 Rules allowed LDCs to reduce or even terminate their existing contracts to purchase gas from the pipeline-as-merchant. The purpose of this requirement was to enable those customers to freely negotiate to purchase gas from the pipeline under its new market-based sales service or to purchase gas from other gas suppliers. This restructuring of contract entitlements was completed in the individual pipeline restructuring proceedings.

                 (v) Capacity assignment and "release" programs. The Order 636 Rules adopted certain capacity reallocation or "release" mechanisms, the stated purpose of which was to allow LDCs and other firm shippers the ability to better access supplies on pipeline systems to which they are not directly interconnected and to indirectly make available to others the firm capacity that the shipper holds but is not using. The intent of these provisions is to facilitate the development of a secondary transportation market while eliminating the potential for firm shippers to unduly discriminate in the assignment of capacity rights. The release program has enabled the Company to mitigate costs of certain pipeline transmission contracts and to acquire capacity at lower costs than previously to serve some markets.

                 (vi) Pregranted abandonment. The Order 636 Rules adopted several procedures governing a pipeline's ability under the NGA to terminate service at the expiration of the contract term. In general, these provisions allow a pipeline to terminate transmission service at the end of the contract term for (A) all contracts for interruptible transmission services and (B) short-term contracts for firm transmission contracts (i.e., contracts of one year or less). For longer-term contracts for firm transmission service, the Order 636 Rules adopt a "right of first refusal" mechanism which allows the firm shipper a federal right to extend its service under specified circumstances. Finally, the Order 636 Rules allow the termination of a pipeline's sales obligation at the expiration of the contract for the unbundled sales service.

                 (vii) Policy favoring "straight fixed-variable" rates. As a general matter, the FERC has required pipeline transportation rates to be set so as to recover all fixed costs (including the pipeline's return on equity and associated income taxes) through fixed monthly demand charges. This shift has tended to increase the price of reserving firm capacity while lowering the price of actually using an incremental unit of the reserved firm capacity.

                 (viii) Transition costs. The Order 636 Rules adopted major changes in how pipelines recover costs associated with certain take-or-pay contracts, upstream transmission contracts and certain other costs of the transition to operations in the Order 636 Rules. These changes essentially allow all such costs which are prudently incurred to be passed on by the pipeline to its firm open-access transportation customers. This aspect of the Order 636 Rules therefore tends to increase costs of transportation on affected pipelines, although, due to the pricing structure of most of its purchase, sales and transportation transactions, the Company does not believe that this has an adverse effect on its operations.

                 (ix) Implementation and effectiveness. The Order 636 Rules are subject to pending court review. A briefing schedule has been established which will extend through the fourth quarter of 1994, making it unlikely that any decision will be reached until at least the first quarter of 1996. Hence, it is not certain to what extent the Order 636 Rules will be affirmed following completion of judicial review. The Order 636 Rules are effective during this process, however, and following case by case rulings by the FERC during 1992 and 1993 are currently in place. Many of these individual rulings are also the subject of court challenges. The court where most of the cases were filed has indicated that it will not proceed with review until after review of Order 636 is complete.

         While the first phase of implementation of the Order 636 Rules is now largely completed, many of the operational and other implementation issues are expected to continue to evolve in the next 12 to 18 months. The Company anticipates that these regulatory developments will generally present additional opportunities to the Company and its subsidiaries in providing gas sales and/or energy and capacity management services while creating certain risks associated with potential penalties for shippers exceeding allowed tolerance levels.

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

         Prior to July 1994, many of the Company's sales were "first sales" under the NGPA (and therefore not subject to the FERC's NGA regulation even when sold for resale in interstate commerce), while certain of the Company's sales were authorized under a blanket certificate issued by the FERC under the NGA that allow fully market-based pricing without any further certificate, abandonment, filing or reporting obligations.

         In July 1994, the FERC (without prior opportunity for public comment) repealed a number of its regulations that had applied to the regulation of "first sales" of natural gas under the NGPA prior to the complete deregulation of such sales on January 1, 1993 under the Natural Gas Wellhead Decontrol Act of 1989. Included in these repealed regulations was a provision that defined the term "first sale". The effect of the repeal is that all of the Company's interstate gas wholesales are now authorized under a blanket certificate pursuant to Order No. 547. The FERC has stated that it believes the Order 547 certificates allow holders to operate exactly as if they were non-jurisdictional companies. The Company believes the "first sale" repeal is inconsistent with the applicable law, including the procedural requirements of the NGPA and has therefore sought judicial review of the FERC's action.

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

         Certain pipeline systems which the Company acquired as a result of the Adobe Merger are subject to the jurisdiction of the Railroad Commission of Texas (the "RRC"). The RRC has the authority, under the Texas Gas Utility Regulatory Act and other statutes, to regulate the rates, services and operations of gas utilities in Texas. The Company believes that its activities subject to such regulation materially comply with all applicable laws and regulations of the RRC.

OPERATIONS OF UNCONSOLIDATED SUBSIDIARIES

         The Company owned an approximate 17% interest in Midwest prior to December 30, 1993. Midwest's activities center around production from its existing domestic wells, as well as exploration in the Paris and Aquitaine Basins of France, where Midwest owns various interests in six oil and gas exploration permits granted by the French government. On December 30, 1993, Midwest purchased the Company's 17% interest for $325,000. The Company's interest in Midwest was reported in its financial statements under the cost method of accounting.

         Prior to November 1994, the Company owned a 40% interest in Beck & Root Fuel Company ("Beck & Root"), a retail propane sales and distribution company located in Oklahoma. On November 29, 1994, the Company transferred its interest in Beck & Root to Independent Gas Company Holdings, Inc. ("Independent") in exchange for $750,000 in cash and a certain number of shares of Series B Cumulative Redeemable Convertible Preferred Stock of Independent having a liquidity preference of $1,250,000. The Company's interest in Beck & Root was reported in its financial statements under the equity method of accounting.

NUMBER OF PERSONS EMPLOYED

         As of December 31, 1994, there were 230 people employed by the Company and its consolidated subsidiaries.

ITEM 2.  PROPERTIES

NATURAL GAS GATHERING FACILITIES

         The Company, through certain subsidiaries, owns, or has an interest in, 12 natural gas gathering systems. These systems are located in Texas, New Mexico, Louisiana, Montana and Oklahoma.

TRANSMISSION FACILITIES AND RELATED PROPERTY

         The Company, through a subsidiary, owns the Llano Pipeline, a 90-mile intrastate gas pipeline system in southeastern New Mexico with a throughput capacity of 180,000 MMBtu of gas per day. The Company, through subsidiaries, owns the Power-Tex System, a 74-mile gas transmission system located in Texas. This system has a design capacity of 80,000 MMBtu of gas per day. The Company, through certain subsidiaries, also owns, or has interests in, and operates five natural gas processing plants located in southeastern New Mexico and western Texas with a total design capacity of 125,000 MMBtu of gas per day. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operation." The Company, through a subsidiary, owns and operates an underground natural gas storage facility adjacent to the Llano Pipeline in southeastern New Mexico with a current working capacity of approximately 6 BCF of natural gas.

NATURAL GAS LIQUIDS FACILITIES AND RELATED PROPERTY

         During 1994, the Company, through United, operated 31 tractors (6 owned and 25 leased) and 31 NGL trailers (28 owned and 3 leased), primarily in Oklahoma and Texas. The Company owned and operated five proprietary pipeline injection points and was a joint owner in a sixth facility, each of which included storage facilities. Additionally, the Company had exclusive injection rights at four facilities owned by others. The Company sold United effective January 1, 1995. See "Item 1. Business -- Subsequent Events -- Sale of United LP Gas Corporation."

OTHER

         The Company is currently headquartered in Dallas, Texas, where it leases approximately 40,000 square feet of office space. Various subsidiaries of the Company lease office space in Washington, D.C.; Denver, Colorado; and Chicago, Illinois. Additionally, the Company owns real estate in Hobbs, New Mexico, where Llano maintains offices and service facilities.


ITEM 3.  LEGAL PROCEEDINGS

FIXED PRICE CONTRACT DISPUTE

         On July 16, 1991, Western and PDH Energy Partnership, Ltd. ("PDH") entered into a Gas Purchase and Sale Contract (the "PDH Contract") obligating Western to deliver to PDH, subject to certain conditions, through 2007, all of PDH's requirements for natural gas up to a maximum of 2,000 MMBtu per day. The price to be paid by PDH for gas delivered under the PDH Contract was $1.50 per MMBtu during the first year of the contract with provisions for escalation of 4% per year during each of the first 10 years of the contract, and 6% per year thereafter. By letter dated September 15, 1993, Western notified PDH that Western was exercising its right to terminate the PDH Contract. The PDH Contract contained a provision permitting Western to terminate the PDH Contract in the event of any acts by governmental authorities which, in Western's sole judgment, are unduly burdensome or unacceptable. PDH has disputed Western's ability to terminate the PDH Contract, and attempts to settle the dispute have proven unsuccessful to date. PDH has threatened to sue Western for breach of contract. In addition, PDH's project lender has threatened suit against Western based on a consent to assignment of the PDH Contract executed by Western. If either or both of such suits should be filed, Western intends to dispute such claims (to both of which it believes that it has meritorious defenses), but there can be no assurance that Western will prevail in either matter. While, to the knowledge of the Company, no specific damage claims have been made to date, should either PDH or the project lender, or both, prevail, the resulting judgment(s) could have a material adverse effect on the Company and its results of operations.

PERSONAL INJURY CASE

         On October 6, 1992, United was named as a defendant, along with several other companies, in a lawsuit involving a propane explosion in which two individuals were severely burned. One of the individuals died 13 days after the accident. The case, Annie Moore, et al. v. A-1 Propane, et al., was filed in the District Court of Harris County, Texas, 113th Judicial District. The plaintiffs alleged that United was the supplier of the propane which exploded and that United, along with the other defendants in the case, were grossly negligent, inter alia, in their failure to insure that the propane was adequately odorized. The plaintiffs requested punitive damages equal to four times the amount of actual damages. United had primary insurance coverage for up to $1,000,000. Based upon instructions to its insurance broker, Meyers-Reynolds & Associates, Inc. ("Meyers-Reynolds"), United believed it had purchased excess coverage insurance policies sufficient to provide coverages for risks such as those raised by the plaintiffs' claims; however, the insurance carriers denied coverage.

         On April 27, 1994, the parties entered into a Settlement Agreement under the terms of which United's primary insurance policy limits of $1,000,000 were paid to the plaintiffs, and United agreed to assign to the plaintiffs and to Texas Eastern Products Pipeline Company ("TEPPCO"), with whom it had agreed to maintain certain insurance coverages for the protection of United and TEPPCO, any claims it might have with respect to the failure of Meyers-Reynolds or excess insurance carriers to have excess insurance coverage in place to protect United from claims asserted in the lawsuit. In exchange, the plaintiffs agreed to limit execution on any judgment against United to United's claims against Meyers-Reynolds and such excess insurance carriers, thus limiting United's exposure to its primary insurance policy limits. Under the terms of an Assignment and Covenant to Limit Execution entered into by the parties in May 1994, United assigned to the plaintiffs and TEPPCO its claims against Meyers-Reynolds and the excess insurance carriers.

JOINT VENTURE CASE

         In December 1990, West Texas Transmission Corp. and Brent Jordan filed a lawsuit in the District Court of Harris County, Texas, 190th Judicial District, against a number of defendants, including AGPC, Adobe Gas Co. and Adobe Gas Marketing Co. As a result of the Adobe Merger, Adobe Gas Co. (now known as Hadson Gas Co.) and Adobe Gas Marketing Co. (now known as Hadson Gas Marketing Co.) are subsidiaries of the Company. This lawsuit arose out of the purchase, in 1987, by Adobe Gas Co. of the plaintiffs' joint venture interests in the Power-Tex joint venture. Plaintiffs alleged, inter alia, that Adobe Gas Co., as the operator of the Power-Tex joint venture, failed to disclose certain material information which affected the value of the joint venture interests sold to Adobe Gas Co. The plaintiffs alleged causes of action for breach of fiduciary duty, breach of the duty of good faith and fair dealing, fraud and conspiracy, as well as other allegations.

         On November 18, 1994, the parties entered into a Settlement Agreement and Release (the "Settlement Agreement"), and an agreed Final Take Nothing Judgment was entered by the Court. Under the terms of the Settlement Agreement, the Company was obligated to pay to the plaintiffs the sum of $2,350,000. The Company's share of the settlement amount was funded by Santa Fe under a 10-year subordinated balloon note (the "Santa Fe Note") bearing a nine percent interest rate. Under the terms of the Santa Fe Note, interest is payable annually, and the principal amount is due at the expiration of the 10-year period. In consideration for the Company's participation in the settlement, Santa Fe also agreed to pay to the Company the amount of $117,500 per year for six years. In connection with the Merger, Parent will purchase the Santa Fe Note, and the yearly payments of $117,500 will cease. See "Item 1. Business -- Subsequent Events -- Acquisition of the Company by LG&E Energy Corp."

CLASS ACTION COMPLAINT

         On December 21, 1994, Ernest Engel, a stockholder of the Company ("Engel"), filed a purported class action lawsuit styled as Engel v. Hadson Corporation, et al., Civil Action No. 13934 (the "Lawsuit"), pending in the Court of Chancery (the "Court") for the State of Delaware in New Castle County. In his complaint, Engel alleged that an offer made by El Paso Natural Gas Co. to acquire the Company was grossly unfair and that the Board of Directors had breached its fiduciary obligations to the Company's stockholders by failing to obtain the maximum value per share that could be received in an unfettered market for control. On February 10, 1995, prior to the execution of the Securities Purchase Agreements and the Merger Agreement, an agreement (the "Memorandum of Understanding") was reached among all the parties to such litigation to settle all litigation which was brought in the Court. The Memorandum of Understanding provides, among other things, that the Special Committee agreed to inform the Board of Directors of Engel's views regarding the Merger, that the Company will pay not more than $185,000 for Engel's legal fees and expenses and that the Company will bear the cost of notice to the class members in connection with the settlement of the Lawsuit. The Memorandum of Understanding is subject to court approval and consummation of the Merger.

         In addition to the matters mentioned above, the Company is from time to time involved as a defendant in litigation incidental to its business. The Company does not believe that any such other lawsuits in which the Company is currently involved will have a material adverse effect on the Company's financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

         The Company Common Stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "HAD." As of December 31, 1994, the Company did not meet certain of the NYSE's continued listing criteria as a result of the Company's recent financial results, and the NYSE has advised the Company that careful consideration will continue to be given to the appropriateness of continued listing of the Company's securities. Accordingly, there can be no assurance that the NYSE will not delist Company Common Stock in the future if the Company continues not to meet the NYSE's requirements for continued listing. If the Merger is consummated, it is anticipated that Company Common Stock will be delisted.

         The following table sets forth, for the periods indicated, the high and low closing sales prices per share of Company Common Stock, as reported on the NYSE Composite Tape. The 1993 prices have been adjusted to give effect to the approximate one-for-15 reverse split of Company Common Stock which occurred December 14, 1993 through the Adobe Merger.

                                                                    High                         Low
                                                                ------------                -------------
 Year ended December 31, 1993
      First quarter                                             $     4-7/32                $      2-7/64
      Second quarter                                                 4-11/16                      2-13/16
      Third quarter                                                  4-11/16                       3-3/36
      Fourth quarter  (1)                                              2-5/8                       2-7/64

 Year ended December 31, 1994
      First quarter                                                    3-3/4                        2-5/8
      Second quarter                                                       3                        2-3/8
      Third quarter                                                    2-5/8                            2
      Fourth quarter                                                   2-1/2                        1-7/8

   (1) The Adobe Merger, which effected a restructuring of the Company's debt and equity capitalization (including an approximate one-for-15 reverse split of Company Common Stock), was consummated on December 14, 1993. See "Item 1. Business -- Recent Developments -- Merger of Adobe Gas Pipeline Company with and into the Company."

         On March 10, 1995, the closing price per share of Company Common Stock on the NYSE was $2.625. On March 10, 1995, there were 25,710,483 shares of Company Common Stock outstanding and approximately 3,948 holders of record of Company Common Stock.

DIVIDENDS

         The Company has never paid a cash dividend on the Company Common Stock and will not do so in the foreseeable future. The Company's ability to pay cash dividends on Company Common Stock is dependent upon its financial condition. The Company is currently prohibited from paying cash dividends on its capital stock under that certain securities purchase agreement entered into by the Company and Prudential in connection with the Adobe Merger. In addition, the Company's current bank loan agreement restricts the Company's ability to pay dividends.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         Set forth below is certain selected historical consolidated financial
information of the Company as of   December 31, 1990, 1991, 1992, 1993 and 1994
and for each of the five years in the period ended December 31, 1994. The selected historical consolidated financial information as of December 31, 1993 and 1994 and for each of the three years in the period ended December 31, 1994 has been derived from the Company's audited consolidated financial statements appearing elsewhere herein. The selected historical consolidated financial information as of December 31, 1990, 1991 and 1992, and for each of the two years in the period ended December 31, 1991, has been derived from audited historical consolidated financial statements previously filed with the Commission but not contained or incorporated herein. The following information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and related notes appearing elsewhere herein.

                                                                           Year Ended December 31,
                                                   --------------------------------------------------------------------
                                                      1990(1)           1991          1992         1993           1994
                                                   -----------        -------       -------       -------       -------
                                                                    (in thousands, except per share data)
 STATEMENT OF OPERATIONS DATA:
      Revenues:
 Sales                                             $   446,296        439,396       427,781       522,661       752,470
 Interest and other income                                 783            687           478           495         1,568
 Interest on tax refund                                      -          1,766             -             -             -
 Gain on sale of assets                                  2,407            703             -         6,355             -
 Gain on restructuring                                       -              -           925             -             -
 Equity in earnings (loss) of unconsolidated
      affiliates                                         2,897           (987)        1,716           629             -
                                                   -----------        -------       -------       -------       -------
                                                       452,383        441,565       430,900       530,140       754,038
                                                   -----------        -------       -------       -------       -------

      Expenses:
 Cost of sales and services                            417,446        414,220       410,960       514,117       723,546
 Depreciation, depletion and amortization                7,358          6,733         6,111         6,280        10,957
 Write-off of goodwill                                       -              -             -         3,077             -
 Selling, general and administrative                    20,470         16,743        15,593        16,407        16,888
 Interest (2)                                            5,544         10,822        13,441         2,648         5,154
 Write down of NGL inventory                                 -          2,500             -         1,002             -
 Settlement of litigation                                    -              -         1,000           475             -
 Reorganization and other                                    -              -             -         2,704           530
 Income taxes (benefit)                                   (300)          (304)       (1,139)         (694)       (2,004)
                                                   -----------        -------       -------       -------       -------

                                                   $   450,518        450,714       445,966       546,016       755,071
                                                   -----------        -------       -------       -------       -------
 Earnings (loss) from continuing operations        $     1,865         (9,149)      (15,066)      (15,876)       (1,033)
 Preferred stock dividend requirements                       -              -            61           293         5,772
                                                   -----------        -------       -------       -------       -------
 Earnings (loss) from continuing operations
     attributable to common stock                  $     1,865         (9,149)      (15,127)      (16,169)       (6,805)
                                                   ===========        =======       =======       =======       =======
 Earnings (loss) from continuing operations per
     and common equivalent share (4)               $       .75          (3.64)        (5.35)        (1.93)         (.26)
 Dividends per common share                        $         -              -             -             -             -
 Shares used to compute earnings (loss) per
     common share from continuing operations (4)         2,497          2,517         2,826         8,383        25,690


                                                                                 December 31,
                                                   --------------------------------------------------------------------
                                                     1990 (1)          1991          1992          1993          1994
                                                   -----------        -------       -------       -------       -------
                                                                                (in thousands)
 BALANCE SHEET INFORMATION:
 Total assets                                      $   224,874        172,623       154,850       210,273       205,405
 Net working capital, excluding current
     maturities of long-term debt                  $    15,538         10,251         1,540         5,134        (2,583)
 Long-term debt                                    $   144,183        116,357        56,400        55,800        57,372
 Stockholders' equity (deficit) (3)                $   (18,735)       (22,353)       19,081        39,473        38,436



(1) In February 1990, Hadson Energy Resources Corporation ("HERC"), a newly formed subsidiary to which the Company had transferred substantially all of its oil and gas exploration, development and production activities, sold approximately 51% of its common stock in a public offering. Accordingly, subsequent to that date the Company's 49% investment in HERC was accounted for using the equity method until the remaining 49% investment in HERC was sold in July 1993.
(2) Interest expense related to continuing operations was higher in 1991 as compared to 1990 as a result of a change in the estimated amount of interest expense on long-term debt attributable to discontinued operations.
(3) The defense systems and power systems operations have been accounted for as discontinued operations and, therefore, are not included in the above Statement of Operations Data, which is presented on the basis of continuing operations. Losses attributable to the defense systems operations for each of the years in the two-year period ended December 31, 1991 were $2,033,000 and $0, respectively. The year ended December 31, 1990 also included a loss of $142,529,000 from the sale of the defense systems operations. Earnings attributable to the power systems operations for each of the years in the two-year period ended December 31, 1991 were $288,000 and $0, respectively. The years ended December 31, 1991 and 1992 included a gain of $4,829,000 and a loss of $8,103,000, respectively, from the sale of Hadson Power Systems, Inc. The year ended December 31, 1993 included a gain of $5,553,000 related to a contract settlement from defense systems.
(4) The Adobe Merger, which was consummated December 14, 1993, effected an approximate one-for-15 reverse split of the Company Common Stock. Share and per share amounts presented were computed after giving effect to the reverse split for all periods. Subsequent to the Adobe Merger there were 25,689,147 shares of Company Common Stock outstanding.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         The ability of the Company to maintain and grow its level of business is dependent in large part upon its ability to secure supplies of natural gas for resale. The ability to secure these supplies is in turn dependent upon the availability of trade credit, or the willingness of suppliers to sell to the Company. In evaluating the creditworthiness of the Company, suppliers evaluate the perceived as well as the actual financial stability of the Company, recent operating results, levels of potential exposure to the Company, the supplier's experience with the Company, as well as various other factors. To the extent that suppliers are unwilling to grant open lines of credit, the Company may utilize its revolving credit facility to issue stand-by letters of credit in order to secure all or a portion of the purchases from a supplier. The level of purchases which can be secured by letters of credit is dependent on the size of the Company's revolving credit facility, the price of natural gas, and the portion of the credit facility which is utilized for other purposes. The primary use of the revolving credit facility, other than securing purchases of natural gas as discussed above, is to provide security in the form of letters of credit to the Company's counter-parties in various transactions involving natural gas futures and related derivative transactions.

         During the course of 1994 and through November, the Company saw its natural gas marketing volumes increase on a regular basis. This increase was made possible by increases in the revolving credit agreement, lower natural gas prices, which expanded the effective capacity of the credit facility, and to some extent expanded open credit lines from certain producers, especially in the first half of 1994. The decline in natural gas prices, while expanding the Company's ability to acquire natural gas supplies, increased the margin requirements to financial instrument counter-parties and therefore caused the Company to utilize more of its credit capacity for this purpose. As the Company purchased more supplies from particular companies, and the amount of that company's exposure to the Company increased, the Company's creditworthiness came under increased scrutiny from those companies.
Throughout this time, the issue of creditworthiness for business partners continued to be a primary focus within the industry in general. If the acquisition of the Company by Parent is consummated, management expects that much of the Company's problems with respect to its creditworthiness will be alleviated based upon Parent's strong reputation in the energy services industry, as well as its solid balance sheet. See "Item 1. Business -- Subsequent Events -- Acquisition of the Company by LG&E Energy Corp."

         The Company's liquidity position is affected primarily by the timing of receipts for natural gas sales as compared to disbursements for natural gas purchases. Throughout 1994, the Company began to experience demands from some suppliers for payment earlier than had been demanded in the past, thereby placing increased demands on its liquidity.

         Recognizing the increased liquidity requirements of the business, as well as increasing credit demands, the Company began to undertake steps to increase both its liquidity and its credit capacity. Negotiations were begun with the Company's bank lenders for an expansion of the revolving credit agreement and with Santa Fe for an extension of payment terms under the Gas Contract, and the Company sought to sell United. It was believed that the sale of

United, in addition to providing some liquidity from the proceeds of the transaction, would provide the Company with the working capital and credit capacity that was utilized by that operation. Management believes that the Company's liquidity problems will be alleviated in the event that the Merger is completed.

         In November 1994, Sunrise Energy Company, a natural gas marketing company based in Dallas, filed bankruptcy. This event had an immediate effect within the industry. The creditworthiness of independent gas marketers similar to the Company began to come under even greater scrutiny. This situation was exacerbated by the Company's recent payment delays to certain suppliers. In December 1994, an industry trade publication ran an article that speculated that the Company might merge or be acquired by another entity and that the impetus for such a transaction was the Company's financial position. This article had a very dramatic effect on many suppliers' perception of the Company's creditworthiness and the willingness of those suppliers to grant open trade credit. As a result of these events, the Company saw demands for letters of credit increase. With the new level of letter of credit demands, the Company has been unable to acquire sufficient supplies of natural gas to maintain natural gas marketing volumes at levels which had been experienced through November 1994; accordingly, volumes in December 1994 and January 1995 have been below those seen earlier in 1994.

         In December 1994, Santa Fe agreed to allow the Company to defer up to $5,000,000 otherwise due to Santa Fe for natural gas purchases for a period of 30 days. This deferral has the effect of providing the Company with an additional $5,000,000 of liquidity. The agreement with Santa Fe provides for this deferral to continue through the end of June 1995 if the Merger has not been completed before then. Effective December 31, 1994, the Company and its bank group amended the Company's revolving credit agreement. The amended agreement provides for total capacity of $75,000,000, subject to a borrowing base formula, with a $15,000,000 sub-limit for direct borrowings. Previously, the facility had provided for total capacity of $60,000,000, with $10,000,000 available for direct borrowings. The increase in the direct borrowing sub-limit to $15,000,000 from $10,000,000 is contingent upon and is coterminous with the $5,000,000 payment deferral arrangement with Santa Fe. As of February 28, 1995, total credit capacity under the borrowing base formula amounted to approximately $67,000,000 of which $15,000,000 was utilized for direct borrowings and $52,000,000 was utilized for letters of credit.

         The sale of United was completed on January 31, 1995 (effective January 1, 1995). At the closing of such sale, the Company received cash of approximately $3,000,000, a five-year note in the amount of $1,000,000, and redeemable preferred stock of United with a liquidation preference of $900,000. In addition, the Company expects to receive additional cash payments of approximately $1,500,000 over a sixty day period, which amount represents the excess of United's accounts receivable over accounts payable as of the effective date of the sale. The sale of United had no immediate effect on the Company's credit capacity as the contribution of United to the borrowing base under the revolving credit agreement was approximately equal to credit capacity utilized by United for letters of credit.

         In order for the Company to return gas marketing volumes to levels seen during 1994, it must reestablish significant open lines of trade credit, and, to increase volumes beyond 1994 levels, even more credit capacity must be established either in the form of open trade lines or additional capacity under credit agreements pursuant to which letters of credit could be issued to suppliers. While the recently expanded revolving credit agreement and adequate financial performance may allow the Company to return volumes to 1994 levels, management believes that the underlying financial stability required to grow volumes beyond 1994 levels will only come from a significant restructuring and improvement in the Company's capital structure. Management anticipates that, as a result of the consummation of the Merger, this restructuring and improvement in the Company's capital structure will be accomplished in the remainder of 1995.

         For the year ended December 31, 1994, cash flow, as measured by earnings before interest, taxes, depreciation and amortization, amounted to approximately $13,000,000, as compared to a deficit of $4,500,000 and a surplus of $3,300,000 for the years ended December 31, 1993 and 1992, respectively. Cash flow provided by operations amounted to approximately $3,500,000 and $4,100,000 for the years ended December 31, 1994 and 1992, respectively. During 1993, cash flow used by operations amounted to approximately $4,200,000. Capital expenditures for 1994 amounted to approximately $14,300,000. Of this amount, approximately $3,000,000 relates to replacing portions of the Hobbs processing plant that were destroyed by a fire in April, and which was covered by insurance proceeds of approximately $3,400,000. Also included in 1994 capital expenditures is approximately $3,450,000 related to the acquisition of additional interests in four joint ventures, giving the Company, through its subsidiaries, 100% ownership of the Power-Tex System plus other minor facilities. Of this amount, $2,700,000 was financed with project debt which is recourse only to the additional interest acquired. An additional $2,873,000 included in 1994 capital expenditures is an adjustment to the purchase price of the Company's December 1993 acquisition of gas gathering, transmission and processing assets from Santa Fe. This adjustment resulted from the settlement of litigation involving the Power-Tex System and resulted in the Company assuming a liability of $2,350,000. This liability has been financed with a ten-year, subordinated note to Santa Fe. The note bears interest at 9%, which is payable annually, and has no principal amortization required before maturity. The note is to be acquired by Parent in connection with the Merger.

         During 1995, the Company has no required principal reduction of its 8% Senior Secured Notes which are held by Prudential. Mandatory principal reductions of these notes begins in 1996 and continues through 2004. In addition, dividends on the Company's Series A Preferred, which is held by Santa Fe, are payable in additional shares of preferred stock through 1995 with such dividends payable in cash thereafter. However, under terms of the 8% Senior Secured Notes, payment of cash dividends is prohibited unless the principal balance of the 8% Senior Secured Notes has been reduced to specific levels. Under current circumstances, the Company does not anticipate being able to reduce the principal balance of the 8% Senior Secured Notes to such required levels and, therefore, does not anticipate being able to pay cash dividends on the Series A Preferred. In connection with the Merger, Parent is to acquire the 8% Senior Secured Notes from Prudential. Should the Merger not be completed, management believes that the Company will be forced to seek alternative restructurings in order to meet the terms of the 8% Senior Secured Notes and the Series A Preferred.

         At December 31, 1994, working capital was a deficit of approximately $13,200,000 as compared to a surplus of approximately $4,100,000 at December 31, 1993. This difference relates primarily to the adjustment during 1994 of certain assets and liabilities relating to natural gas imbalances. At December 31, 1993, these amounts were recorded as current assets and other long-term liabilities. These adjustments had no material effect on the Company's results of operations nor on the Company's near-term liquidity needs. In addition, at December 31, 1993, borrowings outstanding under the Company's bank credit agreement of $2,900,000, which were due after one year, were classified as long-term debt, whereas, at December 31, 1994, such amounts are due within one year and, therefore, are classified as a current liability.

RESULTS OF OPERATIONS

    Discontinued Operations

         The loss of approximately $8,100,000 in 1992 related primarily to discontinued operations resulting from the adjustment of amounts expected to be realized from certain contingent payments from the December 1991 sale of Hadson Power Systems, Inc. and from a note received in the sale of a waste-wood processing facility. The gain of approximately $5,600,000 in 1993 resulted from the settlement of a contract dispute between a subsidiary of the Company and the United States Army. See Note 3 of the Notes to the Consolidated Financial Statements of the Company appearing elsewhere herein.

    Earnings from Hadson Energy Resources Corporation ("HERC")

         During 1992 and 1993, the Company recognized approximately $1,700,000 and $600,000, respectively, relating to the equity interest in earnings of its unconsolidated affiliate, HERC. In 1993, the Company sold its interest in HERC and recorded a gain of approximately $6,400,000. See Note 4 of the Notes to the Consolidated Financial Statements of the Company included elsewhere herein.

    Energy Products and Services

         The Company's ongoing operations include natural gas purchasing, gathering, processing, storage, transportation and marketing operations. As an aid in understanding the Company's operating results, the following table shows operating profit by line of business for the periods indicated. Operating profit is defined as sales of energy products and services, less the costs of such sales and services, which include operating expenses.

                                                                  Year Ended December 31,
                                                        1992               1993             1994
                                                      ---------            -----           ------
                                                                     (in thousands)
 Operating profit:
     Natural gas marketing                            $   8,895            3,245           17,712
     Gas gathering, processing and transmission           6,549            4,312            8,925
     NGL marketing                                        1,377              987            2,287
                                                      ---------            -----           ------
                                                      $  16,821            8,544           28,924
                                                      =========            =====           ======


    Natural Gas Marketing

         Average daily volumes and gross profit margins related to the marketing of natural gas are provided below.

                                                                         Year Ended December 31,
                                                                 1992             1993             1994
                                                                 ----             ----             ----
                                                                             (in thousands)
 Natural gas marketing:

     Sales volumes (MMBtu/day)                                    473              508              920
     Average gross margin ($/MMBtu)                              .052             .018             .053



         Sales volumes for natural gas marketing increased in 1994 as compared to 1993 and 1992. The increase in 1994 sales volumes results primarily from the effects of the Adobe Merger, which was completed in December 1993, and the resulting increased access to natural gas supplies. These additional supplies arose from (i) production purchased from Santa Fe pursuant to the Gas Contract acquired as a part of the Adobe Merger, (ii) additional letter of credit capacity to secure gas purchases, (iii) greater availability of open credit from suppliers and (iv) lower prices in 1994 that allowed the Company to acquire more units of gas with its existing credit capacity. However, as discussed above, the Company saw its access to open credit from suppliers decline in late 1994. Accordingly, natural gas marketing volumes in December 1994 declined to approximately 800,000 MMBtu per day. The volumes in 1992 were negatively impacted by the 1992 Restructuring as the Company curtailed certain business activities during that period. In 1993, the Company began resuming normal operations and, correspondingly, sales volumes increased. During 1993, a decrease in gas volumes sold under "spot" contracts partially offset an increase in volumes sold under term contracts, primarily with local distribution companies. The Company has continued to emphasize longer term contracts and has consistently been increasing the number of such contracts.

         Since 1992, the Company and the natural gas industry in general have experienced generally tighter margins due to competitive pressures. The Company expects these pressures to further restrict margins beyond 1994. Margins for natural gas sales during 1992 and 1993 were negatively affected by certain sales to small industrial end-users. These sales were made through Western pursuant to long-term contracts, many of which have fixed-prices which are redetermined on a periodic (quarterly or annual) basis. During the fall and winter of 1992 and continuing into early 1993, natural gas prices increased dramatically, particularly in the Permian Basin and Rocky Mountain areas of the country. As a result, the cost of acquiring gas supplies exceeded the sales price on many of these contracts. This situation was exacerbated by the fact that the relationship, or "basis differential," between Permian Basin and Rocky Mountain prices and the prices reflected by natural gas futures contracts changed from what had been experienced in the past. This caused certain of the Company's hedging transactions related to those fixed-price contracts to be ineffective. These circumstances concerning Western resulted in a decline in gross profit of $2,900,000 in 1992 and of approximately $3,800,000 in 1993. During 1993, the Company renegotiated substantially all of these contracts such that Western returned to profitable operations in the fourth quarter of 1993.

         Margins from natural gas sales were also negatively affected in 1993 by dramatic price changes which occurred in May and to a lesser extent December. During these months, natural gas prices dropped significantly from first of the month prices. These large price changes caused certain customers to change supply sources from the Company during the month to take advantage of the relatively inexpensive mid-month prices. The Company had committed for supplies to serve these markets at the higher price levels; therefore, the Company found itself with relatively expensive supplies which it was forced to dispose of at a loss in some cases. Subsequent to that time, the Company has renegotiated the pricing provisions of substantially all of these sales contracts to provide for pricing mechanisms that reflect what has become highly volatile intra-month pricing of natural gas. In addition, 1993 gross profits were reduced by charges of approximately $2,300,000 related to the revaluation of certain imbalance and transportation liabilities.

         During 1994, the Company substantially increased the use of futures contracts and swap agreements in order to hedge the price risks of natural gas associated with firm commitments. These derivative transactions act to minimize the risks from changes in gas prices, and, accordingly, the Company does not believe that its profit margins would be materially affected by changes in natural gas prices.

         In August 1994, the Company entered into gas storage transactions with forward gas purchase and sale contracts. These contracts were supplemented with the physical purchase of natural gas, which was injected into storage and will be sold based on the underlying forward sales contracts. The profit margin of $502,000 was reflected as an increase to inventory and as a reduction in cost of sales and services. The remaining amount in inventory was $136,000 at December 31, 1994.

    Gas Gathering, Processing and Transmission

         The Company's net share of average daily gas throughput through its gathering and transmission facilities and average daily NGL production from its processing plants, as well as average NGL prices, are summarized in the following table:


                                                                   Year Ended December 31,
                                                          1992             1993             1994
                                                          ----             ----             ----
                                                                      (in thousands)
 Gas gathering and transmission systems:
     Throughput (MMBtu/day)                                 83               77              124

 Processing Plants:
     NGL production (Mgal/day)                             107              120              139
     NGL sales price ($/gal)                              .291             .282             .226


         Increases in throughput volumes for the Company's gathering and transmission facilities relate primarily to the effect of the facilities added pursuant to the Adobe Merger.

         Volumes of NGLs produced increased in 1993 from 1992 levels due to certain plant enhancements and modifications which were completed in the first quarter of 1993. Beginning in 1993, significant incremental volumes of natural gas have been purchased under reserve dedication contracts which contemplate that such volumes will be processed by the Company and that proceeds from the sale of extracted NGLs and processed gas will be shared between the Company and the producer. Due to delays in adding additional processing capacity such additional gas volumes were not being processed until late in 1993.

         The increase in NGL production in 1994 resulted mainly from the processing plants acquired in the Adobe Merger. This increase was offset, however, by the loss of production from one of the Company's processing plants which was damaged by a fire in April 1994. The damage to the plant was fully covered by insurance, except for a small deductible amount. The accompanying statement of operations reflects a $1,257,000 gain that resulted from the receipt of insurance proceeds in excess of the net book value of damaged property plus actual and estimated expenses to be incurred by the plant during its non-operational period. Substantially all of the proceeds were reinvested as capital expenditures to the plant. The Company completed repairs and resumed operations at the facility in October 1994.

    NGL Marketing

         Average daily volumes and gross profit margins relating to NGL marketing are provided below.

                                                                        Year Ended December 31,
                                                                 1992             1993             1994
                                                                 ----            -----            -----
                                                                             (in thousands)
 NGLs:
     Sales volumes (MGal/day)                                     978            1,062            1,046
     Margins ($/Gal)                                             .004             .001             .005


         Sales volumes of NGLs remained relatively consistent during 1992, 1993 and 1994. Average gross margins on sales of NGL in 1993 decreased from 1992 primarily because of continually increasing competition, which led to compressed margins. In the fourth quarter of 1993, the Company liquidated certain inventory positions at losses and lowered the carrying value of its remaining inventory at December 31, 1993 by $1,002,000 to reflect the net realizable value of such inventory.

    Selling, General and Administrative

         Selling, general and administrative expenses increased slightly in 1993 as compared to 1992. This increase was due primarily to additional bad debt expense recognized in the fourth quarter of 1993. These expenses remained relatively stable from 1993 to 1994.

    Interest Expense

         Interest expense was lower for 1993 than 1992. This decrease was due to a combination of lower debt balances and lower interest rates in 1993 compared to 1992. The lower debt balances and lower interest rates are attributable to the 1992 Restructuring of the Company's debt and equity capitalization which was completed in December of 1992. Interest expense for 1994 was higher than for 1993 primarily as a result of higher interest rates associated with the debt issued pursuant to the Adobe Merger.

    Other

         Results for 1992 include a gain of $925,000 related to the 1992 Restructuring which represents the difference between the carrying value of the Company's 7.75% Convertible Subordinated Debentures and the liquidation preference of the Company's 8% Junior Cumulative Convertible Preferred Stock, Series B, par value $.01 per share, into which it was converted, less costs and expenses of the 1992 Restructuring.

         In the fourth quarter of 1993, the Company wrote off all remaining goodwill related to United and Western, totalling approximately $3,000,000. Due to the recent financial results of these entities, management did not feel that these operations continued to support such goodwill. Also in the fourth quarter of 1993, the Company recorded a charge of approximately $2,700,000 related to the moving of its corporate office from Oklahoma City to Dallas and the consolidation of certain other functions, including those related to the Adobe Merger.

         Depreciation and amortization expense increased in 1994 as compared to 1993 as a result of a full year of depreciation on the assets acquired in the Adobe Merger.

         No recently issued accounting standards are expected to have a material effect on the Company's financial statements.


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


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The Board of Directors currently consists of eight persons. Under the Company's Restated Certificate of Incorporation, the Board of Directors is divided into three classes. Each director serves for a term expiring at the third annual meeting of stockholders following the annual meeting at which the director was elected, except that the term of the directors who were first elected to Class II will expire at the 1995 Annual Meeting of Stockholders and the terms of the directors who were first elected to Class III will expire at the 1996 Annual Meeting of Stockholders.

                    MEMBERS OF BOARD OF DIRECTORS - CLASS I

         Name and Age, Principal Occupation                                                                 Director
               and Other Information                                                                          Since
         ----------------------------------                                                                 --------
       JAMES A. BITZER (31) has served since October 1994 as Vice President of Prudential                      1993
 Investment Company, which is involved in money management.  From 1991 to October 1994, Mr.
 Bitzer served as Second Vice President of Prudential Insurance, which is an institutional investor and an insurance company, and from January 1993 to October 1994, as Vice President of the Prudential Capital Group of Prudential Insurance, which is involved in merchant banking activities on behalf of such entity.  From 1991 to 1992, Mr. Bitzer served as Vice President of the Southwestern/Energy Group of Prudential Capital Corporation, which was also in such merchant banking activities.  From 1987 to 1991, Mr. Bitzer held various positions with
 Prudential in the investment area.  Mr. Bitzer resigned from the Company's Board of Directors effective October 11, 1994.  Mr. Bitzer was considered to be a designee of Prudential pursuant to a voting agreement entered into by Prudential and Santa Fe pursuant to the Adobe Merger (the
 "Voting Agreement").


       J. FRANK HAASBEEK (60) serves as President and Chief Executive Officer and a director of                1993
 International Transquip Industries, Inc. (a manufacturer of air brake systems for heavy trucks, buses and trailers), positions he has held since August 1991.  From September 1990 to
 August 1991, Mr. Haasbeek was Senior Vice President of GrandWest & Associates (a business consulting firm); and from November 1989 to September 1990, Mr. Haasbeek was a private business consultant.  Mr. Haasbeek is a citizen of Canada.  Mr. Haasbeek is considered to be a designee of Santa Fe pursuant to the Voting Agreement.

       MICHAEL J. ROSINSKI (50) serves as Senior Vice President of Administration of Santa Fe.                 1993
 From September 1992 to January 1995, Mr. Rosinski served as Vice President and Chief Financial
 Officer of Santa Fe.  Prior to joining Santa Fe in 1992, Mr. Rosinski was employed in various capacities by Tenneco Inc. ("Tenneco") and its subsidiaries for 24 years.  From 1990 until
 August 1992, he was Executive Director of Investor Relations for Tenneco.  Mr. Rosinski is
 considered to be a designee of Santa Fe pursuant to the Voting Agreement.

       R. A. WALKER (38) Since January 1990, Mr. Walker has served as Vice President of                        1994
 Prudential Insurance and as Managing Director of the Prudential Capital Group.  Mr. Walker was
 elected to the Company's Board of Directors effective October 11, 1994.  Mr. Walker also serves as a director of Maxus Energy Company, an international exploration and production company.
 Mr. Walker is considered to be a designee of Prudential pursuant to the Voting Agreement.


                    MEMBERS OF BOARD OF DIRECTORS - CLASS II

         Name and Age, Principal Occupation                                                                 Director
               and Other Information                                                                          Since
         ----------------------------------                                                                 --------
       GREG G.  JENKINS (37)  serves as President  of the  Company, a position  he has held  since             1993
 December 17,  1993, and Chief  Executive Officer of the  Company, a position  he has  held since
 March 21,  1994.  Mr. Jenkins  became employed by the  Company on October 1,  1993 and served as
 Chief Operating Officer of  the Company from  December 17,  1993 until he  was elected as  Chief
 Executive  Officer.   Prior to  joining the  Company,  he served  as Corporate  Manager, Special
 Projects for Santa Fe from March  1993 through September 1993.  From July 1991 until March 1993,
 Mr. Jenkins was General  Manager -- Argentina of  Santa Fe and  President of Petrolera  Santa Fe
 S.A., a  wholly-owned  subsidiary  of  Santa Fe.    Mr.  Jenkins  served  as  Manager,  Business
 Development for Santa Fe from April 1989 to July 1991.

       JAMES L.  PAYNE (58) is  Chairman of the  Board, President  and Chief Executive  Officer of             1993
 Santa Fe, positions he has  held since June 1990.   Mr. Payne was  President of Santa Fe  Energy
 Company,  a predecessor  in interest  of Santa  Fe, from  January 1986  to January 1990  when he
 became  President of  Santa Fe.   Mr.  Payne also  serves as  a director  of Santa  Fe and  as a
 director  of Pool  Energy Services Co.   Mr. Payne is  considered to  be a designee  of Santa Fe
 pursuant to the Voting Agreement.

       B.  M. THOMPSON  (62) is  a  private  investor and  was employed  in various  capacities by             1993
 Phillips Petroleum Company  ("Phillips") and its subsidiaries  from 1954 to 1992.  He  served on the Phillips' board  of directors for four  years, and retired in 1992  as Chairman of the Board and Chief  Executive Officer of  GPM Gas  Corporation, a  subsidiary of  Phillips that  gathers, processes  and markets natural  gas.  Mr. Thompson also  serves as a director  of Noble Drilling
 Co.  Mr. Thompson is considered to be a designee of Santa Fe pursuant to the Voting Agreement.

                   MEMBERS OF BOARD OF DIRECTORS - CLASS III

         Name and Age, Principal Occupation                                                                 Director
               and Other Information                                                                          Since
         ----------------------------------                                                                 --------
      J.  MICHAEL  ADCOCK  (46)  currently practices  law  in  Shawnee, Oklahoma.    He  served as             1981
 President  and Chief Operating  Officer of the Company from  March 9, 1990 to  December 15, 1993 and Chief Executive Officer  from September 8, 1992 to December  15, 1993.  Mr. Adcock served as the Company's  General Counsel from 1983  to 1990 and as  its Secretary from 1980 to  1990.  Mr.
 Adcock is considered  to be a joint  designee of Santa Fe and  Prudential pursuant to the Voting
 Agreement.

      J.E.  "BUCK" CANNON  (61) has  served as  Chairman of  the Board  and as  a director  of the             1994
 Company since March 21,  1994.   Mr. Cannon was  an independent  energy consultant from  January
 1991 until March  1994.  From January 1987 through December 1990, Mr. Cannon served as Executive
 Vice President for all operating  subsidiaries of American Oil and Gas Corporation.   Mr. Cannon
 served as a director of American Oil and Gas Corporation from June 1987 through December 1990.

EXECUTIVE OFFICERS

         The following sets forth certain information regarding the business experience of the Company's executive officers.

         J. E. "BUCK" CANNON was elected to the office of Chairman of the Board of the Company on March 21, 1994. See "Members of Board of Directors - Class III."

         GREG G. JENKINS serves as President of the Company, a position he has held since December 17, 1993, and Chief Executive Officer of the Company, a position he has held since March 21, 1994. See "Members of the Board of Directors - Class II."

         ROBERT P. CAPPS (41) serves as Executive Vice President, Chief Financial Officer and Treasurer of the Company, positions he has held since January 1993, June 1991 and June 1990, respectively. Mr. Capps also served as Senior Vice President, Finance of the Company from June 1990 to January 1993, after serving as Vice President and Controller from June 1988 to June 1990.

         KATHLEEN M. EISBRENNER (34) was elected Vice President of the Company on November 10, 1994. From 1991 until November 1994, Ms. Eisbrenner served as Director, Natural Gas Marketing, for the Company. Ms. Eisbrenner was Manager, Natural Gas Marketing for the Company from 1989 to 1991.

         THOMAS W. POUNDS (54) was elected Vice President, Legal Affairs and General Counsel of the Company on July 18, 1994. From June 1, 1986 until July 15, 1994, Mr. Pounds served as Senior Vice President, General Counsel and Secretary of American Oil and Gas Corporation, which was involved in natural gas gathering, processing and marketing.

         RICHARD N. COFFMAN (53) became employed by the Company on August 1, 1994 and was elected to the office of Controller on November 10, 1994. From 1987 to 1994, Mr. Coffman served as Vice President and Controller of GPM Gas Corporation, a subsidiary of Phillips that gathers, processes and markets natural gas.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         To the Company's knowledge, based solely on a review of the copies of reports furnished to the Company and written representations of all directors and executive officers that no other reports were required with respect to their beneficial ownership of Company Common Stock during 1994, the Company's directors and executive officers and all beneficial owners of more than 10% of the Company's equity securities complied with all applicable filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to their beneficial ownership of Company Common Stock during 1994, with the exception of Messrs. Goodell, Cannon, Haasbeek and Rosinski who each filed one Form 4 late. As indicated in the table under "--Security Ownership of Certain Beneficial Owners" above, the H/P Trust may be deemed to be the beneficial owner of the shares of Company Common Stock indicated in such table. The H/P Trust has not made any filing under Section 16 (a) of the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE


         The following table sets forth all compensation paid by the Company for the years ended December 31, 1994, December 31, 1993 and December 31, 1992
(i) to the Company's Chief Executive Officer and (ii) to each of the four most highly compensated executive officers of the Company, other than the Company's Chief Executive Officer, whose total annual salary and bonus for 1994 exceeded $100,000 (the "Named Executive Officers").

                                                                                         Long-term
                                                                                        Compensation
                                                                                           Awards
                                                                                        ------------
                                             Annual Compensation                         Securities
  Name of Individual and         -------------------------------------------------       Underlying        All Other
    Principal Positions          Year      Salary($)       Bonus($)      Other ($)       Options(#)     Compensation($)
-----------------------------    ----      ---------       --------      ---------      ------------    ---------------
J. E. Cannon                     1994       112,500              -             -         150,000         4,393 (1)
Chairman of the Board            1993             -              -             -               -             -
                                 1992             -              -             -               -             -

Greg G. Jenkins                  1994       170,000         13,733   (2)       -         200,000         7,859 (3)
President, Chief Executive       1993        42,500              -             -               -             -
Officer and Director             1992             -              -             -               -             -

Robert P. Capps                  1994       163,800              -             -          85,000        45,243 (4)
Executive Vice President, Chief  1993       163,800         35,000   (5)       -               -         8,584 (1)
Financial Officer and Treasurer  1992       156,000            685           198          26,667         8,338 (1)

Kathleen M. Eisbrenner (6)       1994       112,500              -             -          35,000        25,780 (3)
Vice President                   1993             -              -             -               -             -
                                 1992             -              -             -               -             -

C. Jeff Goodell (7)              1994       154,791              -             -          30,000        18,799 (8)
Executive Vice President -       1993       154,791              -             -               -         8,513 (1)
Natural Gas Liquids Operations   1992       147,420            625           864          26,667         8,114 (1)


(1) Includes matching contributions to the Hadson Corporation Employee 401(k) Savings Plan (the "401(k) Plan") and life insurance premiums paid by the Company for the benefit of employee.
(2) Mr. Jenkins received a sign-on bonus at the time of his employment by the Company. The bonus was paid in January 1994.
(3) Includes matching contributions to the 401(k) Plan, life insurance premiums paid by the Company for the benefit of employee and moving expenses.
(4) Includes matching contributions to the 401(k) Plan, life insurance premiums paid by the Company for the benefit of employee, a relocation payment and moving expenses.
(5) In connection with the Adobe Merger, the Company paid to Mr. Capps a cash bonus of $35,000 in recognition of his efforts on behalf of the Company since 1991.

(6) Ms. Eisbrenner was elected to the office of Vice President on November 10, 1994 after being employed by the Company since 1989. Compensation is shown only for the year in which she was an executive officer of the Company.
(7) Mr. Goodell resigned from the office of Executive Vice President - Natural Gas Liquids of the Company effective December 17, 1993. Until June 16, 1994, Mr. Goodell served as Chief Operating Officer of a subsidiary of the Company.
(8) Includes matching contributions to the 401 (k) Plan and accrued vacation pay.

OPTION GRANTS TABLE

         The following table sets forth all stock options awarded by the Company to the Named Executive Officers during the fiscal year ended December 31, 1994.

                                                 % of Total                                       Potential Realizable
                                Securities         Options        Exercise                          Value of Assumed
                                Underlying       Granted to         Price       Expiration         Stock Appreciation
           Name                Options (#)        Employees        ($/Sh)          Date             5%           10%
 ------------------------      -----------       ----------       --------      ----------       --------       --------
 J. E. Cannon                     150,000 (1)       11.5            2.63          3/31/04        $248,099       628,731
 Greg G. Jenkins                  200,000 (2)       15.3            2.75          6/23/04         346,000       876,000
 Robert P. Capps                   85,000 (2)        6.5            2.75          6/23/04         147,050       372,300
 Kathleen M. Eisbrenner            35,000 (2)        2.7            2.75          6/23/04          60,550       153,300
 C. Jeff Goodell                   30,000 (2)        2.3            2.75          6/23/04          51,900       131,400


(1) The option was immediately exercisable upon grant as to 25% of the total shares subject thereto. The remaining shares subject thereto shall become exercisable in 25% increments on each of March 31, 1996, March 31, 1997 and March 31, 1998.
(2) The option was immediately exercisable upon grant as to 25% of the total shares subject thereto. The remaining shares subject thereto shall become exercisable in 25% increments on each of June 23, 1996, June 23, 1997 and June 23, 1998.

OPTIONS EXERCISED

         No stock options were exercised during 1994 by any of the executive officers named in the Summary Compensation Table set forth above.

EMPLOYMENT AGREEMENTS

         In 1994, the Company entered into employment agreements with Messrs. Cannon, Jenkins, Capps, Pounds and Coffman and Ms. Eisbrenner and amendments to the employment agreements with Messrs. Cannon, Jenkins, Capps, Pounds and Coffman. These agreements and amendments thereto (together, the "Employment Agreements") provide (i) for a term of employment of two years, renewable automatically for successive one-year periods unless either party gives notice to the other party that no such renewal shall occur, (ii) a severance payment equivalent to two times the total of (a) the amount of the employee's highest annual base salary plus (b) the amount of the annual bonus for which the employee would be eligible assuming 100% of the bonus had been earned for the year in which such termination occurred if the employee's employment is terminated by the Company in breach of such agreement or by the employee under specified circumstances, (iii) that each agreement covering an award pursuant to the Company 1992 Equity Incentive Plan, as amended and restated as of March 9, 1994 ("Equity Incentive Plan") will provide that all stock options will become exercisable, and all restrictions on all restricted stock awards will lapse, immediately upon the occurrence of the events described in the preceding clause (ii) and (iv) that, during the 24-month period (and in the case of Mr. Cannon and Mr. Cannon's medical and dental insurance benefits, the 36-month period) following the date of termination, the Company shall maintain in effect for the employee and the employee's eligible dependents life, medical and dental insurance benefits available to the employee and the employee's eligible dependents immediately prior to such termination. Any payments made pursuant to the Employment Agreements are limited so that such payment will not result in the imposition of an excise tax on so-called "golden parachute payments" under Section 280G(b)(2) of the Internal Revenue Code of 1986.

COMPENSATION OF DIRECTORS

         During 1994, nonemployee directors (with the exception of Messrs. Bitzer and Walker who waived all payments in accordance with the internal policies of Prudential, their employer) received an annual fee of $20,000 each which was paid 50% in cash and 50% in Company Common Stock, plus $1,000 for each Board of Directors' meeting and $500 for each committee meeting. In addition, the chairman of each committee received a stipend of $2,000 which was paid 50% in cash and 50% in Company Common Stock. Each director who served on the Special Committee received a fee of $15,000.

         Additionally, nonemployee directors receive automatic, non-discretionary grants of options to purchase shares of Company Common Stock pursuant to the Equity Incentive Plan. Pursuant to such plan, at the time of their re-election as directors, each of Messrs. Rosinski and Haasbeek received an automatic grant of options to purchase 666 shares of Company Common Stock at an exercise price of $2.63 per share. Mr. Bitzer, who was also re-elected in 1994, had previously waived all future grants of awards under such plan in accordance with the internal policies of Prudential, his employer. Similarly, Mr. Walker, who was elected to the Board of Directors in October 1994, waived all grants of awards under the Equity Incentive Plan in accordance with the internal policies of Prudential, his employer.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table sets forth information, as of December 31, 1994, with respect to any person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act), who is known to the Company to be the beneficial owner of more than 5% of Company Common Stock, the only class of voting securities of the Company.

                                                             Amount and Nature
                                                          of Beneficial Ownership
                                                              of Common Stock
                                                    ---------------------------------
             Name and Address                       Number of              Percent of
            of Beneficial Owner                       Shares                  Class
 ---------------------------------------            ---------              ----------
 The Prudential Insurance Company of
      America (1)                                    6,312,951              24.55%
 Prudential Plaza
 Newark, NJ  07102-3777

 Elliot Associates, L.P. (2)                         2,147,463               8.35%
 712 Fifth Avenue, 36th Floor
 New York, NY  10019

 Santa Fe Energy Resources, Inc. (3)                10,395,665              40.43%
 1616 South Voss Road, Suite 1000
 Houston, TX  77057

 The H/P Trust (4)                                   4,983,180              19.38%
 c/o Liberty Bank and Trust Company of
      Oklahoma City, N.A., as Trustee
 P. O. Box 25848
 Oklahoma City, OK  73125-9969

-------------------

(1) Based on information obtained by the Company from Prudential on March 2, 1995. Includes 1,329,771 shares of Company Common Stock directly owned by Prudential and 4,983,180 shares of Company Common Stock held by the H/P Trust over which shares Prudential has voting control and therefore may be deemed to have beneficial ownership, but which number may decline from time to time. See footnote (4) below.
(2) Based on Amendment No. 3 to Schedule 13D dated March 24, 1994 and filed with the Securities and Exchange Commission (the "Commission"). Includes 1,251,576 shares of Company Common Stock which Elliot Associates, L.P. owns directly and 895,887 shares of Company Common Stock which Elliot Associates, L.P. has the right to acquire upon the exercise of the shares of the Series B Preferred, which it owns.
(3) Based on Amendment No. 2 to Schedule 13D dated February 28, 1995 and filed with the Commission.
(4) Represents 4,983,180 shares in the H/P Trust over which the H/P Trust may be deemed to have beneficial ownership, although, pursuant to the H/P Trust Agreement, Prudential has the right to direct the voting of such shares. See footnote (1) above.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth information as of December 31, 1994 (other than Company Common Stock held under the 401(k) Plan, which information is as of November 30, 1994) with respect to the beneficial ownership of Company Common Stock and the Series B Preferred by (i) each director of the Company,
(ii) the Named Executive Officers, and (iii) all directors and Named Executive Officers of the Company as a group. None of such persons beneficially owns any shares of Series A Preferred, the only other class of equity securities of the Company.

                                                     Amount and Nature of Beneficial Ownership
                                           -----------------------------------------------------------
                                                                                Junior Exercisable
                                                                             Automatically Convertible
                                                  Common Stock               Preferred Stock, Series B
                                           -------------------------         -------------------------
                                           Number of      Percent of         Number of      Percent of
 Name of Beneficial Owner                    Shares         Class              Shares         Class
 -----------------------------------       ---------      ----------         ---------      ----------
 J. Michael Adcock (1)                      38,678            *                1,500            *
 B. M. Thompson (2)                         14,667            *                    -            *
 James L. Payne (3)                         11,111            *                    -            *
 Michael J. Rosinski (4)                    16,333            *                    -            *
 J. Frank Haasbeek (5)                      11,777            *                    -            *
 James A. Bitzer (6)                             -            *                    -            *
 R. A. Walker (7)                                -            *                    -            *
 J. E. Cannon (8)                           37,500            *                    -            *
 Greg G. Jenkins (8)                        50,000            *                    -            *
 Robert P. Capps (8)                        47,917            *                    -            *
 C. Jeff Goodell (9)                        42,947            *                    -            *
 Kathleen M. Eisbrenner (10)                15,547            *                    -            *
 All executive officers and
   directors as a group (12)               286,477           1.1%              1,500            *
 persons

---------------
*  Less than 1%

(1) The number of shares of Company Common Stock beneficially owned includes: 4,850 shares owned directly; 101 shares issuable upon the exercise of shares of Series B Preferred owned directly; 3,520 shares held for his account under the 401(k) Plan; 2,141 shares held by Mr. Adcock's wife; 1,399 shares issuable upon the exercise of shares of Series B Preferred held by Mr. Adcock's wife; and 26,667 shares subject to stock options granted under the Equity Incentive Plan. The number of shares of Series B Preferred beneficially owned includes 101 shares held directly; and 1,399 shares held by Mr. Adcock's wife.

(2) The number of shares of Company Common Stock beneficially owned includes: 8,000 shares owned directly and 6,667 shares subject to stock options granted under the Equity Incentive Plan.
(3) The number of shares of Company Common Stock beneficially owned includes: 4,444 shares owned directly and 6,667 shares subject to stock options granted under the Equity Incentive Plan.
(4) The number of shares of Company Common Stock beneficially owned includes: 9,000 shares owned directly and 7,333 shares subject to stock options granted under the Equity Incentive Plan.
(5) The number of shares of Company Common Stock beneficially owned includes: 4,444 shares owned directly and 7,333 shares subject to stock options granted under the Equity Incentive Plan.
(6) Mr. Bitzer was automatically granted stock options as a nonemployee director pursuant to the Equity Incentive Plan. Mr. Bitzer immediately forfeited such options and waived all future grants of awards under such plan (in accordance with the internal policies of Prudential, his employer). Mr. Bitzer resigned from the Board of Directors of the Company effective October 11, 1994.
(7) Mr. Walker was elected to the Board of Directors effective October 11, 1994. Mr. Walker waived all grants of awards under the Equity Incentive Plan (in accordance with the internal policies of Prudential, his employer).
(8)      Subject to stock options granted under the Equity Incentive Plan.
(9) The number of shares of Company Common Stock beneficially owned includes: 8,780 shares held for his account under the 401(k) Plan and 34,167 shares subject to options granted under the Equity Incentive Plan. Mr. Goodell resigned from the office of Executive Vice President - Natural Gas Liquids of the Company effective December 17, 1993. Mr. Goodell served as the Chief Operating Officer of a subsidiary of the Company until June 16, 1994.
(10) The number of shares of Company Common Stock beneficially owned includes: 151 shares held for her account under the 401(k) Plan; 52 shares held for her husband's account under the 401(k) Plan; 10,038 shares subject to options granted under the Equity Incentive Plan; and 5,306 shares subject to options granted under the Equity Incentive Plan and held by Ms. Eisbrenner's husband.

CHANGE IN CONTROL OF THE COMPANY

         The completion of the Merger will result in a change in control of the Company. See "Item 1. Business -- Subsequent Events -- Acquisition of the Company by LG&E Energy Corp."


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

GAS CONTRACT

         Santa Fe and the Company (through a wholly-owned subsidiary) are parties to the Gas Contract, which was entered into in December 1993 at the time of the Adobe Merger. See "Item 1. Business -- Energy Products and Services -- Natural Gas Marketing Operations." The Gas Contract provides for the dedication by Santa Fe to the Company of all of its domestic natural gas production from specified existing wells, which consist of essentially all of such entity's domestic natural gas production, except to the extent such production is dedicated under pre-existing contracts. Upon the expiration of any such pre-existing contracts, that production shall also be dedicated to the Company. The dedication of production will include natural gas attributable to the interests of third parties in such wells to the extent Santa Fe, has the right to market such production.

         In addition to production from existing wells, the Gas Contract provides for the dedication by Santa Fe to the Company of gas production from certain domestic development wells of such entities, as defined, and exploration wells, as defined, to the extent that Santa Fe accepts proposals from the Company to gather and market production from such exploration wells. Under other provisions of the Gas Contract, the Company is obligated to analyze and provide to Santa Fe its recommendation regarding the method of gathering and transporting production from exploration wells, whether by Santa Fe, the Company or third parties. Production from gas wells acquired by Santa Fe, pursuant to an acquisition of producing oil and gas properties is not dedicated under the Gas Contract but may be dedicated by the mutual agreement of Santa Fe and the Company.

         The Company is required to release gas production dedicated under the Gas Contract under certain circumstances. In addition, the Company is required to release specified quantities of production for use in enhanced oil recovery operations by Santa Fe; provided, that the Company is paid a monthly handling fee related to such production. Santa Fe may also have gas released from the Gas Contract if the Company's financial condition changes materially and adversely and the Company does not provide financial assurances (such as letters of credit) for the value of such gas acceptable to Santa Fe. To date, Santa Fe has not elected to request any such financial assurances.

         Pursuant to the Gas Contract, the Company is required to pay Santa Fe, for all production delivered, the fair market price for such gas. The Company is obligated to use its best efforts to receive gas from Santa Fe at delivery points so as to maximize the set price received by Santa Fe for such production. Payment for purchases by the Company are made in immediately available funds no later than the last working day of the month following the month of production, and Santa Fe has the right to immediately terminate, or to suspend performance under, the contract if any such payment is overdue by more than three working days. On December 13, 1994, Santa Fe agreed that, with respect to payments due on the last day of November 1994 and the last day of each month thereafter through and including May 1995, the Company may defer up to $5,000,000 of amounts due under the Gas Contract for 30 days; provided, that the amounts deferred bear interest at the annual rate of the prime rate of Texas Commerce Bank National Association plus 1% from the date of deferral until payment. This deferral could expire earlier if the Merger is consummated prior to April 30, 1995; however, Santa Fe has indicated that if the Merger is not consummated prior to that time and the Merger Agreement has not been terminated, it will extend such deferral until June 30, 1995.

         The term of the Gas Contract runs until March 31, 2001. However, either the Company or Santa Fe has the right to terminate the contract upon a material breach of the contract or the occurrence of certain governmental actions. In addition, Santa Fe has the right to terminate the contract upon
(i) the failure of the Company to purchase specified percentages of available production from Santa Fe (other than as a result of force majeure), including the failure to purchase at least 90% of available gas in any period of six consecutive months, (ii) the occurrence of an event of default under any debt or credit agreement of the Company for borrowed money if such event results in the acceleration of any obligation in excess of $10,000,000 and (iii) certain bankruptcy, insolvency and similar events.

TRUST AGREEMENT

         In connection with the Adobe Merger, the Company, Prudential and the Trustee of the H/P Trust entered into the H/P Trust Agreement, pursuant to which the H/P Trust was created for the benefit of the Company and Prudential. The general purpose of the H/P Trust was to provide a mechanism whereby, upon the exercise of conversion rights by holders of shares of Series B Preferred, the proceeds of the exercise of such conversion rights ("Conversion Proceeds') would be paid to Prudential in place of its interest in a specified number of shares of Company Common Stock.

         The Company funded the H/P Trust with 4,983,180 shares of Company Common Stock ("Trust Shares"), all of which were initially allocated to Prudential's beneficial interest. Under the terms of the H/P Trust Agreement, the Company was required to instruct the transfer agent for its Series B Preferred to deliver the Conversion Proceeds to the Trustee of the H/P Trust. The Conversion Proceeds were to be allocated to Prudential's beneficial interest and remitted to Prudential on a quarterly basis (provided that an adequate number of Series B Preferred shares had been converted during the quarter, as determined under a formula specified in the H/P Trust Agreement). Simultaneously, a prescribed number of Trust Shares were to be reallocated from Prudential's beneficial interest to the Company's beneficial interest.

         The H/P Trust was to terminate seven months after its creation or on the earliest date when no shares of Series B Preferred remained outstanding, whichever occurs later. Upon termination, Prudential was to receive all Trust Shares that remained allocated to its beneficial interest and the Company was to receive the balance of the Trust Shares and all other assets held in the H/P Trust. Until termination, the trust shares were to be voted as directed by Prudential, and Prudential was to receive any dividends or other distributions with respect to Trust Shares allocated to its beneficial interest. The Company was responsible for all expenses of the H/P Trust, including all costs and compensation of the Trustee. Prudential has agreed to vote the Trust Shares in favor of the Merger and the Merger Agreement.

         To date, 1,470 shares of Series B Preferred have been converted into Company Common Stock since the creation of the H/P Trust. Accordingly, the H/P Trust holds 4,983,180 Trust Shares and approximately $4,740 in Conversion Proceeds. All of the Trust Shares remain allocated to Prudential's beneficial interest because, in accordance with the terms of the H/P Trust Agreement, the Conversion Proceeds associated with the conversion of the 1,470 shares of Series B Preferred have not been remitted to Prudential.

         As part of the Merger, the Company, Prudential and the Trustee will consent to an amendment of the H/P Trust Agreement specifically authorizing the assignment by Prudential of its beneficial interest in the H/P Trust, and Prudential will assign its interest to Parent. In anticipation of the Merger, the Company and Parent filed a request for a no-action letter or exemptive order from the Securities and Exchange Commission to confirm that, upon consummation of the Merger and the conversion of the Series B Preferred into the right to receive $0.00275 per share in cash, the Company will no longer be required to prepare and file periodic reports pursuant to the Exchange Act.

VOTING AGREEMENT

         Pursuant to the Voting Agreement entered into between Santa Fe and Prudential in connection with the Adobe Merger, each such entity agreed to vote the shares of Company Common Stock beneficially owned by them in favor of (i) the persons designated from time to time by Santa Fe for election as directors of the Company, provided that the number of directors of the Company holding office at any time (assuming the election of such designees) who have been designated by Santa Fe shall not be greater than 50% of the total number of directors of the Company, (ii) any one person designated from time to time by Prudential for election as a Class I director of the Company, and (iii) any one person jointly designated from time to time by Santa Fe and Prudential for election as a Class III director of the Company. The Voting Agreement also provides that each of Santa Fe and Prudential will vote all shares of Company Common Stock beneficially owned by it against (i) any amendment to a provision of the Company's bylaws relating to the filling of vacancies on the Board of Directors and (ii) any amendment to a provision of the Company's Restated Certificate of Incorporation, that will prohibit the amendment of such bylaw provision unless any such amendment is approved by the holders of the Company Common Stock. The Voting Agreement terminates upon the earlier to occur of (i) December 14, 2003 or (ii) such time as Prudential no longer beneficially owns at least 756,100 shares of Company Common Stock.

REGISTRATION RIGHTS AGREEMENT

         In connection with the Adobe Merger, the Company entered into the Registration Rights Agreement with Santa Fe and Prudential pursuant to which each of Santa Fe and Prudential are entitled to certain demand and "piggyback" registration rights with respect to the shares of capital stock of the Company issued to it in connection with the Adobe Merger and, with respect to Prudential, any shares of Company Common Stock received by Prudential upon the termination of the H/P Trust.

INDEMNIFICATION AND DIRECTORS' AND OFFICERS' INSURANCE

         Parent has agreed in the Merger Agreement to cause the Company to indemnify each of the present and former officers, directors and agents of the Company and its subsidiaries with respect to his or her service prior to the Effective Time to the full extent permitted by the DGCL, the Company's or subsidiaries' certificate of incorporation, bylaws or indemnification agreements in each case as in effect as of the date of the Merger Agreement. Additionally, Parent has agreed in the Merger Agreement to use its best efforts to cause to be maintained for six years from the later of the Effective Time or the expiration of the current policy, the current policies of directors' and officers' liability insurance, with respect to all matters, including the transactions contemplated by the Merger Agreement, occurring prior to the Effective Time; provided, the Company, as the survivor of the Merger, may substitute policies of at least the same coverage containing terms and conditions which are no less advantageous to the insured so long as no lapse in coverage occurs as a result of such substitution; and, provided further, that effective on and after the third anniversary of the Effective Time, the Company may substitute for the insurance policies an indemnity from Parent providing coverage no less advantageous to the insured so long as no lapse in coverage occurs as a result of such substitution. See "Item 1. Business -- Subsequent Events -- Acquisition of the Company by LG&E Energy Corp."

COMPANY OPTIONS

         The Merger Agreement also provides that the Company shall use all reasonable efforts to provide that, immediately prior to the Effective Time, each outstanding option to purchase shares of Company Common Stock, each stock appreciation right and each limited stock appreciation right or other similar right (collectively, the "Company Options") granted under the Equity Incentive Plan, the Nonstatutory Stock Option Agreement dated December 13, 1993 and the Nonstatutory Stock Option Agreement dated December 14, 1993, whether or not exercisable, shall be cancelled and holders of the Company Options shall be entitled to receive an amount in respect thereof equal to the product of (x) the excess, if any, of $2.75 over the respective exercise price thereof and (y) the number of shares of the Company Common Stock subject thereto. . See "Item
1. Business -- Subsequent Events -- Acquisition of the Company by LG&E Energy Corp."

PARENT CONTRACTS

         The Company (through two of its wholly-owned subsidiaries) entered into a Gas Purchase and Sale Contract, dated February 24, 1995 (the "Carousel Gas Contract") and a Gas Storage Contract, dated February 24, 1995 (the "Storage Contract") each with Carousel Holding Corporation, a wholly-owned subsidiary of Parent ("Carousel"). Pursuant to the Carousel Gas Contract, Carousel purchased 1,200,000 MMBtu of natural gas from the Company in February for a price of $1.19 per MMBtu. The Carousel Gas Contract then requires Carousel to sell to the Company 600,000 MMBtu of gas on each of August 1, 1995 and September 1, 1995 at a price of $1.38 per MMBtu. These prices are competitive with current market prices for natural gas to be purchased and sold at such times.

         Under the terms of the Storage Contract, Carousel will store the entire quantity of gas purchased under the Carousel Gas Contract at the Company's storage facility from February 1995 through September 1995. The monthly storage fee is $.005 per MMBtu of gas. However, pursuant to the terms of the Storage Contract, the total storage fee of $42,000.00 was paid on February 24, 1995.

         The terms of the Carousel Gas Contract and Storage Contract are from February 24, 1995 through September 30, 1995.

AGREEMENT WITH ELLIOT

         The Company has entered into an agreement with Elliot Associates, L.P. ("Elliot"), which is the beneficial owner of 1,251,576 shares of Company Common Stock and 895,887 shares of Series B Preferred. Pursuant to the terms of the agreement, the Company has agreed to pay Elliot not more than $75,000 in consideration for Elliot advising the Company with respect to the Merger and for assisting the Company in obtaining any stockholder approvals required for the Merger. . See "Item 1. Business -- Subsequent Events -- Acquisition of the Company by LG&E Energy Corp."

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

         (3) Exhibits: (Asterisk (*) indicates exhibits incorporated herein by reference.)

       *2.01     -        Agreement of Merger, dated as of July 28, 1993, by
                          and among Santa Fe, AGPC and the Company (filed as exhibit (c)(i) to the Company's Schedule 13E-3, File
                          No. 5-14102, as amended, and incorporated herein by reference)

       *2.02     -        Amendment No. 1 to Agreement of Merger, dated as of
                          November 9, 1993, by and among Santa Fe, AGPC and the
                          Company (filed as exhibit (c)(iv) to the Company's
                          Schedule 13E-3, File No. 5-14102, as amended, and incorporated herein by reference)

        2.03     -        Agreement and Plan of Merger, dated as of February
                          10, 1995, by and among Company, Parent and Merger Sub

       *3.01     -        Restated Certificate of Incorporation of the Company
                          (filed as exhibit 4.01 to the Company's Registration
                          Statement on Form S-3, File No. 33-51373, and incorporated herein by reference)

       *3.02     -        Amended and Restated Bylaws of the Company (filed as
                          exhibit 4.2 to the Company's Registration Statement on Form S-3, File No. 33-51373, and incorporated herein by reference)

        3.03     -        Certificate of Amendment to Restated Certificate of
                          Incorporation of the Company dated November 21, 1994

       *4.01     -        Specimen certificate of the Common Stock of the
                          Company (filed as exhibit 4.3 to the Company's
                          Registration Statement on Form S-3, File No.
                          33-51373, and incorporated herein by reference)

       *4.02     -        Specimen certificate of Senior Cumulative Preferred
                          Stock, Series A, of the Company (filed as exhibit
                          4.01 to the Company's Registration Statement on Form
                          S-4, File No. 33-68224, and incorporated herein by reference)

       *4.03     -        Specimen certificate of Junior Exercisable Preferred
                          Stock, Series B, of the Company (filed as exhibit
                          4.02 to the Company's Registration Statement on Form
                          S-4, File No. 33-68224, and incorporated herein by reference)

       *4.04     -        Securities Purchase Agreement, dated as of December
                          14, 1993, between the Company and Prudential (filed as exhibit 4.2 to the Company's Current Report on Form 8-K dated December 14, 1993 and incorporated herein by reference)

       *4.05     -        Restated Securities Purchase Agreement, dated as of
                          December 16, 1992, by and between the Company and Prudential (filed as Exhibit 10.1 to the Company's
                          Current Report on Form 8-K dated October 15, 1992 and incorporated herein by reference)

       *4.06     -        Trust Agreement, dated as of December 14, 1993, among
                          the Company, Prudential and Liberty Bank and Trust
                          Company of Oklahoma City, N.A. as Trustee (filed as exhibit 4.3 to the Company's Current Report on Form
                          8-K dated December 14, 1993 and incorporated herein by reference)

          *9     -        Voting Agreement, dated December 14, 1993, between
                          Prudential and Santa Fe (filed as exhibit 9 to the Company's Registration Statement on Form S-4, File
                          No. 33-68224, and incorporated herein by reference)

      *10.01     -        Form of Indemnity Agreement between the Company and
                          its directors (filed as exhibit 10.02 to the Company's Registration Statement on Form S-2, File
                          No. 33-12577 and incorporated herein by reference)

      *10.02     -        Form of Employment Agreement, dated as of March 31,
                          1994, between the Company and    J. E.  Cannon (filed
                          as exhibit 10.02 to the Company's Form 10-K for the year ended December 31, 1993 and incorporated herein by reference)

      *10.03     -        Form of Employment Agreement, dated as of March 31,
                          1994, between the Company and Greg G. Jenkins (filed as exhibit 10.03 to the Company's Form 10-K for the year ended December 31, 1993 and incorporated herein by reference)

      *10.04     -        Form of Amended and Restated Employment Agreement,
                          dated as of March 31, 1994, between the Company and Robert P. Capps (filed as exhibit 10.07 to the
                          Company's Form 10-K for the year ended December 31,
                          1993 and incorporated herein by reference)

       10.05     -        Amendment to Employment Agreement, dated as of
                          November 10, 1994, between the Company and J. E.
                          Cannon.

       10.06     -        Amendment to Employment Agreement, dated as of
                          November 10, 1994, between the Company and Greg G.
                          Jenkins

       10.07     -        Amendment to Amended and Restated Employment
                          Agreement, dated as of November 10, 1994, between the Company and Robert P. Capps

       10.08     -        Employment Agreement, dated as of July 18, 1994,
                          between the Company and Thomas W. Pounds

       10.09     -        Amendment to Employment Agreement, dated as of
                          November 10, 1994, between the Company and Thomas W.
                          Pounds

       10.10     -        Employment Agreement, dated as of August 1, 1994,
                          between the Company and Richard N. Coffman

       10.11     -        Amendment to Employment Agreement, dated as of
                          November 10, 1994, between the Company and Richard N.
                          Coffman

       10.12     -        Employment Agreement, dated as of November 10, 1994,
                          between the Company and Kathleen M.  Eisbrenner

       10.13     -        Indemnification Agreement, dated as of December 20,
                          1994, between Company and J. Michael Adcock

       10.14     -        Indemnification Agreement, dated as of December 20,
                          1994, between Company and B. M. Thompson

       10.15     -        Indemnification Agreement, dated as of December 20,
                          1994, between Company and James L. Payne

       10.16     -        Indemnification Agreement, dated as of December 20,
                          1994, between Company and Michael J.  Rosinski

       10.17     -        Indemnification Agreement, dated as of December 20,
                          1994, between Company and J. Frank Haasbeek

       10.18     -        Indemnification Agreement, dated as of December 20,
                          1994, between Company and R. A. Walker

       10.19     -        Indemnification Agreement, dated as of December 20,
                          1994, between Company and J. E. Cannon

       10.20     -        Indemnification Agreement, dated as of December 20,
                          1994, between Company and Greg G. Jenkins

       10.21     -        Indemnity Agreement, dated as of November 10, 1988,
                          between Company and Robert P. Capps

       10.22     -        Indemnification Agreement, dated as of December 20,
                          1994, between Company and Kathleen M.  Eisbrenner

       10.23     -        Indemnification Agreement, dated as of December 20,
                          1994, between Company and Thomas W. Pounds

       10.24     -        Indemnification Agreement, dated as of December 20,
                          1994, between Company and Richard N.  Coffman

      *10.25     -        Hadson Corporation Employee 401(k) Savings Plan as
                          Amended and Restated Effective January 1, 1992 (filed as exhibit 10.16 to the Company's Form 10-K for the year ended December 31, 1991 and incorporated herein by reference)

      *10.26     -        Credit Agreement, dated as of December 16, 1992,
                          among the Company and Prudential (filed as exhibit
                          10.2 to the Company's Current Report on Form 8-K dated October 15, 1992 and incorporated herein by reference)

      *10.27     -        Credit Agreement dated as of December 14, 1993 among
                          the Company, Gas Systems, United, Western and BMO, individually and as Agent for the other Banks which may become a party thereto (filed as exhibit 10.2 to the Company's Current Report on Form 8-K dated
                          December 14, 1993 and incorporated herein by reference)

      *10.28     -        Cash Collateral Agreement, dated as of July 15, 1993,
                          by and between the Company and Prudential (filed as exhibit 10.21 to the Company's Registration Statement on Form S-4, File No. 33-68224, and incorporated herein by reference)

      *10.29     -        Amendment No. 1 to Cash Collateral Agreement, dated
                          as of August 31, 1993, by and among the Company and Prudential (filed as exhibit 10.27 to the Company's
                          Registration Statement on Form S-4, File No.
                          33-68224, and incorporated herein by reference)

      *10.30     -        Registration Rights Agreement dated as of December
                          14, 1993 among the Company, Santa Fe and Prudential
                          (filed as exhibit 10.2 to the Company's Current
                          Report on Form 8-K dated December 14, 1993 and incorporated herein by reference)

      *10.31     -        Form of Hadson Corporation 1992 Equity Incentive Plan
                          as amended and restated as of November 5, 1993
                          (included as Appendix V to the Proxy Statement
                          Prospectus dated April 22, 1994)

      *10.32     -        Hadson Corporation 1992 Equity Incentive Plan, as
                          amended and restated as of March 9, 1994 (filed as exhibit 10.20 to the Company's Form 10-K for the year ended December 31, 1993 and incorporated herein by reference)

      *10.33     -        Form of Master Gas Purchase Agreement dated December
                          14, 1993 among Santa Fe, SFEOP and AGPC (filed as exhibit 10.23 to the Company's Registration Statement on Form S-4, File No. 33-68224, and incorporated herein by reference)

      *10.34     -        Form of Nonstatutory Stock Option Agreement dated
                          December 13, 1993 that was entered between the Company with each of Harry G. Hadler, S. D. Wilks,
                          C.D., and Walter C. Wilson (filed as exhibit 10.28 to the Company's Registration Statement on Form S-4,
                          File No. 33-68224, and incorporated herein by reference)

      *10.35     -        Form of Nonstatutory Stock Option Agreement dated
                          December 14, 1993 that was entered into by and between the Company and each of Messrs. Payne, Haasbeek, Thompson and Rosinski (filed as exhibit
                          10.23 to the Company's Form 10-K for the year ended
                          December 31, 1993 and incorporated herein by reference)

       10.36     -        First Amendment to Credit Agreement, dated as of
                          December 30, 1994, by and among the Company, Gas
                          Systems, United, Western and BMO, individually and as Agent for the other Banks party to the Credit
                          Agreement

       10.37     -        Letter Agreement, dated as of December 15, 1994,
                          between the Company and Santa Fe amending the Gas
                          Contract

          11     -        Computation of per share earnings

          22     -        List of subsidiaries of the Company

          23     -        Consent of independent public accountants

          24     -        Powers of Attorney

          27     -        Financial Data Schedule

(B)   REPORTS ON FORM 8-K.

      No Reports on Form 8-K were filed during the quarter ended December 31, 1994.

(C)   SEE SUBITEM (a)(3) ABOVE.

(D)   SEE SUBITEM (a)(2) ABOVE.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HADSON CORPORATION


DATE: March 29, 1995                   By: /s/ GREG G. JENKINS
                                           Greg G. Jenkins,
                                           President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                                  Title                                              Date
      ---------                                  -----                                              ----
 /s/ GREG G. JENKINS                     President, Chief Executive                             March 29, 1995
 Greg G. Jenkins                         Officer and Director
                                         (Principal Executive Officer)


 /s/ ROBERT P. CAPPS                     Executive Vice President, Chief                        March 29, 1995
 Robert P. Capps                         Financial Officer and Treasurer
                                         (Principal Financial Officer)


 /s/ RICHARD N. COFFMAN                  Controller                                             March 29, 1995
 Richard N. Coffman                      (Principal Accounting Officer)


 /s/ J. E. CANNON                        Chairman of the Board of Directors                     March 29, 1995
 J. E. Cannon


 /s/ J. MICHAEL ADCOCK              *    Director                                               March 29, 1995
 J. Michael Adcock


 /s/ J. FRANK HAASBEEK              *    Director                                               March 29, 1995
 J. Frank Haasbeek


 /s/ JAMES L. PAYNE                 *    Director                                               March 29, 1995
 James L. Payne

 /s/ MICHAEL J. ROSINSKI            *    Director                                               March 29, 1995
 Michael J. Rosinski


 /s/ B. M. THOMPSON                 *    Director                                               March 29, 1995
 B. M. Thompson


 /s/ R. A. WALKER                   *    Director                                               March 29, 1995
 R. A. Walker


*  By:/s/ ROBERT P. CAPPS
      Robert P. Capps
      (Attorney-in-fact for persons indicated)

                      HADSON CORPORATION AND SUBSIDIARIES

                         Index to Financial Statements


Page

CONSOLIDATED FINANCIAL STATEMENTS


      Report of Independent Accountants   . . . . . . . . . . .             F-2
      Consolidated Balance Sheets
             December 31, 1993 and 1994 . . . . . . . . . . . .             F-3
      Consolidated Statements of Operations
             Years Ended December 31, 1992, 1993 and 1994 . . .             F-4
      Consolidated Statements of Shareholders' Equity
             Years Ended December 31, 1992, 1993 and 1994 . . .             F-5
      Consolidated Statements of Cash Flows
      Years Ended December 31, 1992, 1993 and 1994  . . . . . .             F-6
      Notes to Consolidated Financial Statements  . . . . . . .             F-8


      CONSOLIDATED FINANCIAL STATEMENT SCHEDULES


      VIII.  Consolidated Valuation and Qualifying Accounts
             Three Years Ended December 31, 1994  . . . . . . .            F-26

                       REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and
   Shareholders of Hadson Corporation




In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hadson Corporation and its subsidiaries (the "Company") at December 1993 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2 to the consolidated financial statements, the Company and certain of its debt and equity holders entered into a definitive agreement with LG&E Energy Corp. ("LG&E") whereby LG&E will acquire all of the Company's common stock, senior preferred stock and certain debt.


PRICE WATERHOUSE LLP


Oklahoma City, Oklahoma
March 3, 1995

                      HADSON CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                     ASSETS

                                                                                                         December 31,
                                                                                                     -------------------
                                                                                                     1993           1994
                                                                                                     ----           ----
Current assets:
    Cash and cash equivalents                                                                $       2,466          3,109
    Accounts receivable, net of allowance for doubtful
      accounts of $888 and $1,287, respectively                                                     85,097         76,045
    Inventories                                                                                      4,386          4,858
    Prepaid expenses and other current assets                                                        9,363         10,062
                                                                                               -----------    -----------

                 Total current assets                                                              101,312         94,074
                                                                                               -----------    -----------

    Property, equipment and improvements at cost, net of accumulated depreciation
        and amortization of $32,135 and $36,094, respectively                                       99,431        101,169
    Gas supply contract                                                                              6,798          5,827
    Other assets                                                                                     2,732          4,335
                                                                                               -----------    -----------
                                                                                             $     210,273        205,405
                          LIABILITIES AND SHAREHOLDERS' EQUITY                                 ===========    ===========

    Current liabilities:
        Bank borrowings and current long-term debt                                           $       1,000         10,578
        Accounts payable (includes amounts from related parties
         of $18,796 and $13,633, respectively)                                                      87,504         86,944
        Accrued liabilities                                                                          6,137          5,861
        Deferred revenue                                                                             2,537          3,852
                                                                                               -----------    -----------
                 Total current liabilities                                                          97,178        107,235
                                                                                               -----------    -----------

    Long-term debt                                                                                  55,800         57,372
    Other long-term liabilities                                                                     15,123          1,579
    Deferred income taxes                                                                            2,699            783
    Commitments and contingencies (Note 12)
    Shareholders' equity:
        Preferred stock, par value $.01 per share
         Authorized, 25,000,000 shares -
          Senior Cumulative, Series A; issued 2,080,000 and 2,335,907
            shares, at aggregate carrying value                                                     49,000         55,029
          Junior Exercisable Automatically Convertible, Series B;
            issued 4,983,180 and 4,981,691 shares, at par value                                         50             50
        Common stock, par value $.01 per share
          Authorized 35,000,000 and 50,000,000 shares
           issued 25,689,147 and 25,690,640 shares                                                     257            257
        Additional paid-in capital                                                                 196,625        196,621
        Accumulated deficit                                                                       (206,459)      (213,521)
                                                                                               -----------    -----------
         Total shareholders' equity                                                                 39,473         38,436
                                                                                               -----------    -----------
                                                                                            $      210,273        205,405
                                                                                              =============   ===========
See accompanying notes to consolidated financial statements.

                      HADSON CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, except per share data)




                                                                                        Year Ended December 31,
                                                                                -------------------------------------
                                                                                1992             1993            1994
                                                                                ----             ----            ----
      Revenues:
          Sales                                                           $      427,781         522,661          752,470
          Interest and other income                                                  478             495              311
          Gain on sale of assets                                                       -           6,355                -
          Gain on insurance recovery                                                   -               -            1,257
          Net gain on 1992 Restructuring and settlements                             925               -                -
          Equity in earnings of unconsolidated affiliate                           1,716             629                -
                                                                            ------------     -----------      -----------
                                                                                 430,900         530,140          754,038
                                                                            ------------     -----------      -----------
      Expenses:
          Cost of sales and services (includes amounts from related
            parties of  $948, $29,649 and $99,248, respectively)                 410,960         514,117          723,546
          Depreciation and amortization                                            6,111           6,280           10,957
          Write-off of goodwill                                                        -           3,077                -
          Selling, general and administrative                                     15,593          16,407           16,888
          Interest                                                                13,441           2,648            5,154
          Write down of NGL inventory                                                  -           1,002                -
          Settlement of litigation                                                 1,000             475                -
          Reorganization and other                                                     -           2,704              530
                                                                            ------------     -----------      -----------
                                                                                 447,105         546,710          757,075
                                                                            ------------     -----------      -----------
      Loss from continuing operations before income taxes                        (16,205)        (16,570)          (3,037)
      Income tax benefit                                                          (1,139)           (694)          (2,004)
                                                                            ------------     -----------      -----------
      Loss from continuing operations                                            (15,066)        (15,876)          (1,033)

      Earnings (loss) from discontinued operations, net of income
          tax benefit of $78 in 1993                                              (8,103)          5,553                -
                                                                            ------------     -----------      -----------
          Net loss                                                               (23,169)        (10,323)          (1,033)

      Preferred stock dividend requirements                                           61             293            5,772
                                                                            ------------     -----------      -----------
      Net loss attributable to common stock                                $     (23,230)        (10,616)          (6,805)


      Income (loss) per common and common equivalent share:
          Continuing operations                                            $       (5.35)          (1.93)            (.26)
          Discontinued operations                                                  (2.87)            .66                -
                                                                            ------------     -----------      -----------
          Net loss                                                         $       (8.22)          (1.27)            (.26)
                                                                             ===========     ===========      ===========




         See accompanying notes to consolidated financial statements.

                      HADSON CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years Ended December 31, 1992, 1993 and 1994
                                 (In Thousands)

                                                                            7% Senior          Senior             8% Junior
                                                        Common Stock     Preferred Stock    Preferred Stock  Preferred Stock
                                      Common Stock      Class B and C        Series A          Series A          Series B
                                    ----------------- -----------------     ----------     -------------        ----------
                                                                                                                       Liqui-
                                                Par               Par            Carrying          Carrying            dation
                                      Shares   Value    Shares   Value    Shares   Value    Shares   Value    Shares   Value
                                      ------  -------   ------  -------   ------  -------   ------  -------   ------  -------
Balance at December 31, 1991           2,517    3,776       -        -        -        -        -        -        -        -
 Issuance of common stock                 68      102       -        -        -        -        -        -        -        -
 Adjust par value to $.01                 -    (3,490)      -        -        -        -        -        -        -        -
 Restructuring of debt and equity                                                               -        -
   capitalization                         20        3   84,045      840       49   42,543       -        -     4,065   20,325
 Net loss for the year ended                                                                    -        -
   December 31, 1992                      -        -        -        -        -        -        -        -        -        -
                                         ---      ---     ----     ----     ----     ----     ----      ---      ---      ---

Balance at December 31, 1992           2,605      391   84,045      840       49   42,543       -        -     4,065   20,325
 Issuance of common stock                 13        2       -        -        -        -        -        -        -        -
 Issuance of 8% Junior
    Preferred stock                       -        -        -        -        -        -        -        -        30      150
 Conversion of 8% Junior Preferred
    stock                                659       99       -        -        -        -        -        -      (455)  (2,273)
 Dividend on 8% Junior Preferred
    stock                                 -        -        -        -        -        -        -        -       156      781
 Issuance of stock pursuant
    to Merger                         10,396      104       -        -        -        -     2,080   49,000       -        -
 Issuance and conversion of stock
   pursuant to recapitalization       12,016     (339) (84,045)    (840)     (49) (42,543)      -        -    (3,796) (18,983)
 Net loss for the year ended                                                                    -        -
   December 31, 1993                      -        -        -        -        -        -        -        -        -        -
                                         ---      ---     ----     ----     ----     ----      ---      ---     ----     ----

Balance at December 31, 1993          25,689      257       -        -        -        -     2,080   49,000       -        -
 Conversion of Junior Preferred
    stock                                  1       -        -                 -        -        -        -        -        -
 Dividend on Senior Preferred
    stock                                 -        -        -        -        -        -       256    6,029       -        -
 Issuance of cash for partial
    shares                                -        -        -        -        -        -        -        -        -        -
 Net loss for the year ended                                                                    -        -
   December 31, 1994                      -        -        -        -        -        -        -        -        -        -
                                         ---      ---     ----     ----     ----     ----     ----     ----     ----     ----

Balance at December 31, 1994           25,690     257       -        -        -        -     2,336   55,029       -        -
                                       ====== =======     ====     ====     ====     ====  =======  =======     ====     ====

                                         Junior
                                      Preferred Stock
                                        Series B
                                      ----------
                                                          Additional     Accumu-          Total
                                                  Par      Paid-in       lated         Shareholders'
                                      Shares     Value     Capital      Deficit          Equity
                                      ------    ------    ----------   ------------   ---------
Balance at December 31, 1991            -            -      146,057       (172,186)     (22,353)
 Issuance of common stock               -            -          790             -           892
 Adjust par value to $.01               -            -        3,490             -            -
 Restructuring of debt and equity
   capitalization                       -            -           -              -        63,711
 Net loss for the year ended
   December 31, 1992                    -            -           -         (23,169)     (23,169)
                                      ----          ---        ----        -------      -------

Balance at December 31, 1992            -            -      150,337       (195,355)      19,081
 Issuance of common stock               -            -           -              -             2
 Issuance of 8% Junior
    Preferred stock                     -            -           -              -           150
 Conversion of 8% Junior Preferred
    stock                               -            -        2,174             -            -
 Dividend on 8% Junior Preferred
    stock                               -            -           -            (781)          -
 Issuance of stock pursuant
    to Merger                           -            -       16,292             -        65,396
 Issuance and conversion of stock
   pursuant to recapitalization      4,983           50      27,822             -       (34,833)
 Net loss for the year ended
   December 31, 1993                    -            -           -         (10,323)     (10,323)
                                      ----          ---        ----        -------      -------

Balance at December 31, 1993         4,983           50     196,625       (206,459)      39,473
 Conversion of Junior Preferred
    stock                               (1)          -           -              -            -
 Dividend on Senior Preferred
    stock                               -            -           -          (6,029)          -
 Issuance of cash for partial
    shares                              -            -           (4)            -            (4)
 Net loss for the year ended
   December 31, 1994                    -            -           -          (1,033)      (1,033)
                                      ----         ----         ---        -------      -------

Balance at December 31, 1994         4,982           50     196,621       (213,521)      38,436
                                    ======          ===     =======        =======      =======

         See accompanying notes to consolidated financial statements.

                      HADSON CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)



                                                                                            Years Ended December 31,
                                                                                     -------------------------------------
                                                                                     1992            1993             1994
                                                                                  ----------      ----------       ----------
          Cash flows from operating activities:
              Loss from continuing operations                                   $    (15,066)        (15,876)          (1,033)
              Items not affecting cash flow:
                Depreciation and amortization                                          6,111           6,280           10,957
                Gain on insurance recovery                                                 -               -           (1,257)
                Deferred income taxes                                                   (338)           (609)          (2,086)
                Gain on sale of assets                                                     -          (6,355)               -
                Write-off of goodwill                                                      -           3,077                -
                Write down of NGL inventory                                                -           1,002                -
                Reorganization costs                                                       -           1,372                -
                Net gain on 1992 Restructuring and settlements                          (925)              -                -
                Interest settled in 1992 Restructuring                                12,941               -
                Equity in (earnings) loss of unconsolidated
                  affiliate and other                                                 (1,282)          2,203              738

          Accruals of operating cash receipts and payments, net of
              effects of acquired or sold companies:
              Change in trade receivables                                              5,392         (24,371)         (10,133)
              Change in inventories                                                    7,659          (2,231)          (4,733)
              Change in prepaid expenses and other current assets                       (956)         (6,056)             468
              Change in current liabilities (includes amounts from related
                parties of $-0-, $18,796 and ($5,163), respectively)                  (9,415)         37,332           10,562
                                                                                  ----------      ----------       ----------

              Cash flows provided (used) by operating activities                       4,121          (4,232)           3,483
                                                                                  ----------      ----------       ----------

          Cash flows from investing activities:
              Additions to property, equipment and improvements                       (3,384)         (4,482)         (14,268)
              Dispositions of properties                                                 257             261            3,123
              Proceeds from insurance recovery                                             -               -            3,403
              Net proceeds from sale of equity investments                                 -          44,000              750
              Cash proceeds (requirements) related to discontinued
                operations                                                            (3,548)          7,339                -
              Other                                                                     (276)            143             (570)
                                                                                  ----------      ----------       ----------

              Cash flows provided (used) by investing activities                      (6,951)         47,261           (7,562)

                                                                                  ----------      ----------       ----------



                      HADSON CORPORATION AND SUBSIDIARIES

                                 (In Thousands)



                                                                                       Years Ended December 31,
                                                                                --------------------------------------
                                                                                1992              1993            1994
                                                                                ----              ----            -----
     Cash flows from financing activities:
         Proceeds from borrowings                                        $       7,970              200           9,800
         Net repayments of borrowings                                           (1,000)         (39,774)         (1,000)
         Transaction costs related to restructurings                            (4,491)          (4,434)         (4,078)
         Loan origination and amendment fees                                      (537)               -               -
         Issuance of common stock                                                  892                -               -
                                                                           -----------      -----------     -----------
           Cash flows provided (used) by financing activities                    2,834          (44,008)          4,722
                                                                           -----------      -----------     -----------
     Net increase (decrease) in cash and cash equivalents                $           4             (979)            643
     Cash and cash equivalents at beginning of period                            3,441            3,445           2,466
                                                                           -----------      -----------     -----------
     Cash and cash equivalents at end of period                          $       3,445            2,466           3,109
                                                                           ===========      ===========     ===========
     Supplemental disclosures of cash flow information:
         Cash paid for:
         Interest (net of amounts capitalized)                           $         830            2,975           3,833
         Income taxes (net of refunds)                                              (2)             102            (185)
                                                                           -----------      -----------     -----------
                                                                         $         828            3,077           3,648
                                                                           ===========      ===========     ===========

     Supplemental disclosures of non-cash activities:
         Issuance of 6.2% Senior Secured Notes                           $      56,400           33,000               -
         Issuance of Santa Fe 9% subordinated note                                   -                -           2,350
         Retirement of debt in 1992 Restructuring:
           Convertible Subordinated Debentures                                 (27,528)               -
           11.2% Senior Notes                                                  (13,973)               -               -
           12.9% Senior Subordinated Notes                                     (75,000)               -               -
         Issuance (Retirement) of 7% Senior Preferred Stock                     42,543          (42,543)              -
         Issuance (Retirement) of 8% Junior Preferred Stock                     20,325          (20,325)              -
         Issuance (Retirement) of Class B and C Common Stock                       843             (843)              -
         Additions to property, equipment and improvements                           -           65,000           2,520
         Issuance of Senior Preferred Stock                                          -           49,000           6,029
         Issuance of Common Stock                                                                46,154               -





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

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned and majority- owned subsidiaries. Material intercompany balances and transactions have been eliminated. The Company's proportionate share of assets, liabilities, revenues and expenses of various energy related partnerships and joint ventures is included in the consolidated financial statements in accordance with industry practice.

Business Segment Information

         The Company's operations consist of only one segment; therefore, no segment information is presented for the three years ending December 31, 1994. During 1992, 1993 and 1994, no one customer accounted for more than 10% of total revenues from operations.

Cash and Cash Equivalents

         Cash and cash equivalents consist of demand deposits and funds invested in highly liquid instruments which are available on short notice, generally overnight, and with original maturities of three months or less.

Concentration of Credit Risk

         The Company's accounts receivable relate primarily to sales of energy products and services in the United States to end-user and utility markets. Receivables which are considered a credit risk are backed by letters of credit. Credit terms, typical of industry standards, are of a short-term nature.

Natural Gas Imbalances

         In the course of buying and selling natural gas, the Company may receive or deliver volumes that are different than the amount nominated. Such variances arise due to the nature of the gas commodity and the industry itself. These transactions result in volumetric receivable and payable balances which are recovered or repaid through the receipt or delivery of gas in the future, or settled in cash. Natural gas imbalances are valued at the market price at the time the imbalance was created with valuation adjustments provided for any lower net realizable values. Natural gas imbalances expected to be settled within one year are classified as current assets or current liabilities, with the remaining net imbalance position reflected in other long-term liabilities on the accompanying consolidated balance sheets.

                      HADSON CORPORATION AND SUBSIDIARIES

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

         Amounts classified as inventories consist of natural gas contained in a gas storage facility that is expected to be withdrawn and sold within one year, NGL held in storage facilities, natural gas imbalances due from others that result from the current year's transactions, and NGL exchange balances. Generally, gas held in storage and NGL are valued as of year end at the lower of net realizable value or cost on an average cost basis. Gas held in storage that is supported by speculative futures, swaps or options is valued at the underlying forward sales contracts. There were no required mark-to-market adjustments at December 31, 1993, and the amount of such mark-to-market adjustments that remained in inventory at December 31, 1994 was immaterial. The accompanying statements of operations for each of the three years ended December 31, 1992, 1993 and 1994, reflect adjustments to NGL inventory to estimated realizable values of $-0-, $1,000,000 and $-0-, respectively.


         The major classes of inventory at December 31, 1993 and 1994 are as follows:

                                                                    December 31,
                                                                ---------------------
                                                                1993             1994
                                                                ----             ----
                                                                  (In Thousands)
Inventory:
 Natural gas in storage                                  $          260              779
 NGL                                                              1,442                -
Exchange balances:
 NGL                                                               (29)                -
 Natural gas imbalances                                           2,713            4,079
                                                         --------------       ----------
                                                         $        4,386            4,858
                                                         ==============       ==========


Derivative Transactions

         The Company enters into hedging activities including futures contracts and swap agreements primarily for the purpose of hedging price risks of natural gas associated with certain firm purchase and sales commitments. Gains and losses on hedges of existing assets or liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income as part of those carrying amounts. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions are also deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. The amounts of any speculative futures gains and losses are immaterial in the periods presented in the accompanying consolidated statements of operations.

Property, Equipment and Improvements

         Natural gas gathering and transportation facilities are depreciated using the straight-line method over the expected life of the underlying natural gas reserves, which range from three to 20 years. Depreciation of other property and equipment is provided using the straight-line method over estimated useful lives of three to 10 years. Interest costs capitalized for each of the years ended December 31, 1992, 1993 and 1994 were $278,000, $320,000 and $180,000, respectively.

                      HADSON CORPORATION AND SUBSIDIARIES

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

         The gas supply contract acquired pursuant to the December 14, 1993 merger of Adobe Gas Pipeline Company ("AGPC") with and into the Company (the "Merger") is being amortized on a straight-line basis over its seven-year term (see Note 2).

Stock Options

         No accounting is made with respect to stock options until they are exercised as all options have been granted at a price equal to or greater than fair value at date of grant. Upon exercise, the excess of the proceeds over the par value of the shares issued is credited to additional paid-in capital.

Income Taxes

         The Company has provided deferred taxes for the difference in the tax and financial reporting bases of assets and liabilities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Investment and energy tax credits, when available, are accounted for under the flow-through method.

Net Earnings Per Common Share

         For each of the three years ended December 31, 1992, 1993 and 1994, net loss per common share was based upon the weighted average shares of common stock outstanding of 2,826,000, 8,383,000 and 25,690,000, respectively, as the inclusion of any common stock equivalents would be anti-dilutive. The weighted average shares of Common Stock are computed after giving effect to the approximate one-for-15 reverse split (the "Reverse Stock Split") of the Common Stock effected by the Merger in December 1993 and described in Note 2. Fully diluted earnings per common share assume the conversion of convertible debt securities and common stock equivalents which would arise from the exercise of stock options, unless such items would be anti-dilutive. As of December 31, 1994, there were 25,690,640 shares of Common Stock outstanding.

Basis of Presentation

         Certain reclassifications have been made in the consolidated financial statements for the years ended December 31, 1992 and 1993 to conform to the presentation used for the December 31, 1994 financial statements.

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

         The Merger was consummated on December 14, 1993. Prior to the Merger, AGPC was an indirect wholly owned subsidiary of Santa Fe Energy Resources, Inc. ("Santa Fe") and engaged, through its wholly owned subsidiaries, in the gathering, processing, transmission and marketing of natural gas, with interests in 10 natural gas pipeline systems located in Texas, New Mexico, Oklahoma and Montana (of which six were operated by AGPC) and three natural gas processing plants (collectively, and including the various contracts associated with such facilities, the "AGPC Assets").

                      HADSON CORPORATION AND SUBSIDIARIES

(2)      MERGER AND RECAPITALIZATION OF DEBT AND EQUITY (Continued)

In addition to effecting the acquisition by the Company of AGPC, the Merger also effected a restructuring of the Company's debt and equity capitalization (including the Reverse Stock Split).

         Prior to the Merger, AGPC entered into a gas contract (the "Gas Contract") with Santa Fe and Santa Fe Energy Operating Partners, L.P. ("SFEOP"). As a result of the Merger, the Company succeeded to the rights and obligations of AGPC under the Gas Contract. Following the Merger, the Company assigned such contract to Hadson Gas Systems, Inc., a wholly owned subsidiary of the Company through which the majority of the Company's natural gas marketing operations are conducted. Effective December 31, 1994, SFEOP was merged with and into Santa Fe. The Gas Contract has a term of approximately seven years and provides for the purchase by the Company of essentially all of Santa Fe's and SFEOP's existing domestic natural gas production as well as natural gas production that either Santa Fe or SFEOP has the right to market.

         Pursuant to the Merger, the Company issued to Santa Fe, in exchange for the stock of AGPC, 2,080,000 shares of Senior Cumulative Preferred Stock, Series A, ("Senior Preferred Stock") having an aggregate liquidation preference of $52,000,000 and 10,395,665 shares of post reverse-split Common Stock representing approximately 40% of the total number of shares of Common Stock outstanding immediately after the Merger.

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

                                                                        (In Thousands)
                                                                        ---------------
    Determination of purchase price:
      AGPC Assets                                                       $        67,873
      Gas Contract                                                                6,798
      Deferred tax liability                                                     (2,957)
      Current liabilities                                                          (598)
      Long-term liabilities                                                      (3,837)
                                                                        ---------------
                                                                        $        67,279
    Consideration:                                                      ===============
      Senior Preferred Stock                                            $        49,000
      Common Stock                                                               16,396
      Costs of acquisition of AGPC Assets and Gas Contract                        1,883
                                                                        ---------------
                                                                        $        67,279
                                                                        ===============


         Components of the restructuring of the Company's debt and equity recapitalization which were effected by the Merger are described below. Transaction costs associated with the recapitalization were approximately $1,800,000.

         All of the shares of the Company's Class B Common Stock, Class C Common Stock, 7% Senior Cumulative Preferred Stock, Series A ("Old Senior Preferred Stock"), all of which were held by The Prudential Insurance Company of America and certain of its affiliates (collectively, "Prudential"), and $23,400,000 in 6.2% Senior Secured Notes Due

                      HADSON CORPORATION AND SUBSIDIARIES

(2)      MERGER AND RECAPITALIZATION OF DEBT AND EQUITY (Continued)

2000 ("Old Senior Secured Notes") due to Prudential were exchanged for or converted, pursuant to the Merger, into, in the aggregate, $56,400,000 of 8% Senior Secured Notes due 2003 ("New Senior Secured Notes"), 1,309,762 shares of Common Stock, and the "P Interest" in a trust formed in connection with the Merger (the "H/P Trust") (see Note 6), which interest represented a beneficial trust interest in 4,983,180 shares of Common Stock which were deposited by the Company to the H/P Trust (the "Trust Shares") and could result in the payment to Prudential of an amount equal to the amount of all proceeds payable upon the exercise of New Junior Exercisable Automatically Convertible Preferred Stock, Series B ("New Junior Preferred Stock") (See Note 6). Such amount could total approximately $16,000,000. The shares of Common Stock issued to the H/P Trust are treated as outstanding by the Company.

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

         The following represents the unaudited pro forma results of operations as if the sale of the common stock of Hadson Energy Resources Corporation ("HERC") (see Note 4) and the Merger and the recapitalization of debt and equity had occurred on January 1, 1993:

                                                                          Year Ended
                                                                          December 31,
                                                                        ---------------
                                                                             1993
                                                                        ---------------
                                                                        (In Thousands,
                                                                        except per share
                                                                             data)
       Net sales                                                      $    700,254
       Loss from continuing operations                                     (18,939)
       Loss attributable to common stock                                   (24,789)

       Loss per share from continuing operations                              (.96)


         The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the period presented or of future results of operations.

         On February 10, 1995, the Company and its two largest debt and equity holders, Santa Fe and Prudential, executed definitive agreements with LG&E Energy Corp. ("LG&E Energy") of Louisville, Kentucky, whereby LG&E Energy will acquire all of the Company's Common Stock, Senior Preferred Stock, New Senior Secured Notes, and Santa Fe 9% subordinated note for an aggregate consideration of $143,000,000. Pursuant to the agreements, the Company's public shareholders will receive $2.75 in cash for each share of the Company's Common Stock. The completion of these transactions, which is subject to certain regulatory filings and approvals, the vote of the Company's shareholders as well as certain other conditions, is expected in the second quarter of 1995. Santa Fe and Prudential, who combined have voting control of approximately 65% of the Company's Common Stock, have agreed to vote their common shares in favor of the transactions, which will result in the Company becoming a wholly owned subsidiary of LG&E Energy.

                      HADSON CORPORATION AND SUBSIDIARIES

(3)      DISCONTINUED OPERATIONS

         The power systems group ("Power Systems"), excluding certain assets, was sold in December 1991. The proceeds from the transaction were subject to certain adjustments and had additional amounts payable under certain circumstances. The adjustments to proceeds included a purchase price adjustment; the amount of which was the subject of a dispute between the Company and the purchaser.

         Of the $50,500,000 purchase price, the purchaser retained $2,500,000 as a "hold-back" to secure certain of the Company's indemnification obligations related to the sale. In 1992, the Company and the purchaser reached agreement regarding the settlement of certain matters relating to this sale, including the purchase price adjustment, certain indemnity claims and the manner and time period for resolving other indemnity claims. Pursuant to such settlement agreement, the purchaser paid the Company $400,000 and continues to hold $2,200,000 as security for certain indemnity claims that may arise. The purchaser has also agreed that other indemnity claims against the Company cannot exceed $500,000. If, however, within the time limits set forth in the settlement agreement, the claims are less than the $2,200,000 held by the purchaser, then the balance of the hold-back will be returned to the Company. In connection with the settlement agreement, the Company charged $4,200,000 to loss on discontinued operations in 1992 as the Company believed that it was unlikely to receive any significant additional amounts.

         The assets of Power Systems retained by the Company after the 1991 sale related to subsidiaries of the Company having investments in joint ventures which own six cogeneration projects and one waste-wood processing facility. In 1992, the Company disposed of four of its subsidiaries having investments in cogeneration projects and the one having the investment in the waste-wood processing facility. The Company recognized a loss of $3,900,000 in connection with these dispositions.

         In September 1993, the Company reached a settlement with the United States Army regarding various claims relating to a contract between a defense subsidiary of the Company and the Army. As a part of this settlement, the Army released to the Company amounts due to the subsidiary pursuant to certain other government contracts which totalled approximately $1,800,000 and made a cash payment to the Company of $7,000,000. After payment of litigation costs of approximately $1,700,000, the net cash proceeds to the Company from this settlement were approximately $7,100,000. Of the proceeds, $1,500,000 was applied as a principal prepayment of the New Senior Secured Notes issued pursuant to the Merger, and the rest was retained by the Company to pay transaction costs related to the Merger and related transactions and for general corporate purposes. The accompanying consolidated statement of operations for the year ended December 31, 1993 reflects a gain of $5,600,000 related to the settlement.

(4)      SALE OF ASSETS

         In July 1993, the Company completed the sale of its approximate 49% interest in the outstanding common stock of HERC. The equity method was utilized in accounting for the investment.

         Total proceeds from the sale of $45,000,000 were applied as follows:
(i) $33,000,000 principal prepayment of the Company's Old Senior Secured Notes,
(ii) approximately $1,300,000 to pay accrued interest on the Old Senior Secured Notes and fees due Prudential, (iii) approximately $2,200,000 in repayment of all borrowings and accrued interest under an interim financing facility with Prudential described in Note 5, (iv) $1,000,000 in repayment of the New Senior Secured Notes, and (v) the remainder was retained by the Company for costs and expenses related to the sale and other corporate purposes. A gain of approximately $6,400,000 was recognized on the sale.

                      HADSON CORPORATION AND SUBSIDIARIES

(4)      SALE OF ASSETS (Continued)

         In February 1994, the Company assigned a 30% interest in a gathering system and processing plant to a joint owner in return for (i) the dedication of additional production to the system, (ii) the assignment of a gathering system in New Mexico along with its dedicated production, and (iii) $2,500,000 in cash. Due to the recent valuation of the gathering system and processing plant in the Merger, no gain or loss was recognized on the sale. The accompanying consolidated balance sheet includes $2,500,000 in current assets at December 31, 1993, related to the assets that were sold.

         In November 1994, the Company sold its 40% interest in Beck & Root Fuel Company ("Beck & Root") in exchange for $750,000 in cash and $1,250,000 in Independent Gas Company Holdings, Inc., Series B Cumulative Redeemable Convertible Preferred Stock. The loss on the sale of the Company's interest was not material. The accompanying consolidated balance sheet includes $1,250,000 in other assets at December 31, 1994, related to the preferred stock held by the Company.

         Effective January 1, 1995, the Company sold its United LP Gas Corporation ("United") subsidiary for a total sales price of $3,100,000 that consisted of a $1,200,000 cash payment, a $1,000,000 note receivable, and $900,000 in preferred stock of the acquiring company. In addition to the $3,100,000 sales price, the Company will receive additional proceeds of $3,435,000 that represent the excess of United's current assets over current liabilities at December 31, 1994. At the January 31, 1995 closing, the Company received $1,889,000 relating to these net assets in addition to the $1,200,000 sales proceeds payment. The sale resulted in a loss of $205,000 that was recognized in the Company's results of operations for the year ended December 31, 1994. The accompanying consolidated balance sheet includes $4,635,000 in current assets and $1,900,000 in noncurrent assets at December 31, 1994, related to the assets that were sold and the net assets and liabilities that will be remitted to the Company as collected. United contributed approximately $120,069,000, $129,454,000 and $117,448,000 to consolidated revenue for each of the years ended December 31, 1992, 1993 and 1994, respectively. Pre-tax income or loss for each of these years was not material.

(5)      LONG-TERM DEBT AND BANK BORROWINGS

                                                                         December 31,
                                                                    ----------------------
                                                                    1993              1994
                                                                    ----              ----
                                                                         (In Thousands)
             8% senior secured notes, due 2001 (A)         $       53,900             52,900
             Bank Credit Agreement (B)                              2,900             10,000
             Limited Recourse Credit Agreement (C)                      -              2,700
             Santa Fe 9% subordinated note,
             due 2004 (D)                                               -              2,350
                                                           --------------      -------------
                                                                   56,800             67,950
             Current portion                                      (1,000)           (10,578)
                                                           --------------      -------------
                                                           $       55,800             57,372
                                                           ==============      =============

         (A) In December 1993, in connection with the debt and equity recapitalization effected by the Merger, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with Prudential. See Note 2. The agreement provided that all outstanding Old Senior Secured Notes be cancelled. Pursuant to the Securities Purchase Agreement, the Company issued $56,400,000 of New Senior Secured Notes. Upon completion of the Merger, the Company paid $2,500,000 to Prudential in partial repayment of the notes.

                      HADSON CORPORATION AND SUBSIDIARIES

(5)      LONG-TERM DEBT AND BANK BORROWINGS (Continued)

                 The New Senior Secured Notes bear interest at the rate of 8% per annum and mature on December 31, 2003. Such notes are prepayable in whole or in part (in minimum increments of $500,000) without premium or penalty. Remaining required principal prepayments are as follows: (i) $2,500,000 by December 31, 1996, (ii) an additional $5,900,000 by December 31, 1997, and (iii) an additional $8,000,000 by December 31 of each year thereafter through 2002 with a final payment of $4,500,000 due by December 31, 2003. The Company is also required to prepay the New Senior Secured Notes in an amount equal to proceeds of asset sales over certain amounts. The New Senior Secured Notes are secured by the first priority lien on all the stock of certain of the Company's subsidiaries and on the accounts receivable and other personal property of the Company (but not of its operating
         subsidiaries).   Such lien has been granted to a collateral agent for
         the benefit of Prudential and Bank of Montreal ("BMO"), as more fully discussed below.

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

         (B) Upon consummation of the Merger, the Company entered into a new credit agreement with a group of banks ("Bank Credit Agreement") which replaced its existing bank credit agreement. The Company and certain of its marketing subsidiaries are obligors under the Bank Credit Agreement.

                 As of December 31, 1994, the Bank Credit Agreement was amended to provide for total credit of $75,000,000 primarily to support trade obligations, all on a revolving basis and subject to availability under a "borrowing base" formula. Of the total $75,000,000 facility, the total amount is available for letters of credit while borrowings are subject to a $15,000,000 sub-limit. Under the facility, the borrowing base at any time will be equal to the sum of approximately 80% of the aggregate dollar amount of eligible accounts receivable of certain of the Company's subsidiaries in which the banks have a security interest plus the full amount of the Company's cash and certain short-term investments in which the banks have a security interest. At February 28, 1995, the borrowing base, and therefore total credit available under the facility amounted to $67,045,000.

                 Borrowings outstanding under the Bank Credit Agreement bear interest, payable quarterly, at the base rate announced from time to time by the Banks plus 1% per annum. At December 31, 1994, this rate was 9.5%. In addition, the Company is required to pay a letter of credit fee of 1.875% per annum, payable quarterly, on the amount of any outstanding letters of credit, a commitment fee of .5% per annum, payable quarterly, on the unused portion of the facility and a facility fee of .125% per annum, payable quarterly, on the maximum amount of the facility. In addition, during each of the four quarters of 1994, the Company was required to reduce the outstanding amount of borrowings under the facility to no more than $5,000,000 and, during each fiscal quarter thereafter, the Company is required to reduce such borrowings to zero, in each case for not less than 10 consecutive business days. Also, the Company is required to reduce the outstanding amount of borrowings to $10,000,000 for not less than five consecutive business days during each month beginning in January 1995. Amounts outstanding under the facility will be due and payable upon the termination of the facility on December 14, 1995, provided that the facility may be extended for an additional year by the mutual consent of the Company and all of the Banks then parties to such facility, subject to the payment of a fee and certain customary conditions.

                      HADSON CORPORATION AND SUBSIDIARIES

(5)      LONG-TERM DEBT AND BANK BORROWINGS (Continued)

                 During 1994, the average amount of borrowings outstanding under the Bank Credit Agreement was $9,119,000. At December 31, 1994, letters of credit amounting to $54,635,000 were outstanding under the Bank Credit Agreement. Of this amount, $40,473,000 relates to standby letters of credit which support trade accounts payable included in the accompanying December 31, 1994 consolidated balance sheet.

                 The Company's obligations under the Bank Credit Agreement are secured by a first priority lien, granted in favor of a collateral agent for the benefit of the banks and Prudential, on the outstanding capital stock of certain of the Company's subsidiaries, on the accounts receivable and other personal property of the Company and on certain other miscellaneous collateral, and by a first priority lien granted in favor of the banks on the accounts receivable and other personal property of the Company's subsidiaries that are obligors under the Bank Credit Agreement. Pursuant to certain intercreditor arrangements entered into by the banks and Prudential, the proceeds of any sale by the collateral agent, following an event of default of any collateral that is subject to such intercreditor arrangements, will be applied first to the payment of amounts due under the Bank Credit Agreement and second to payment of the New Senior Secured Notes.

                 Debt issuance costs are included in current assets on the accompanying consolidated balance sheets and are amortized on a straight-line basis over the term of the Bank Credit Agreement. The Bank Credit Agreement contains restrictions on, among other things, the incurrence of additional debt, payments of dividends, investments, issuance of capital stock by subsidiaries, and dispositions of assets and subsidiaries. In addition, it calls for the Company to maintain minimum levels of working capital, liquidity and net worth.

         (C) In November 1994, a subsidiary of the Company entered into an agreement to purchase additional interests in existing natural gas production facilities. This purchase was funded by a term credit agreement with a bank. Borrowings under the facility are recourse only to the assets acquired with the proceeds.

                 Borrowings under the agreement amounted to $2,700,000 and bear interest, payable monthly, at prime plus 1.75%. At December 31, 1994, this rate was 10.25%. Principal payments are required at the end of each month beginning December 31, 1994, in the amount of $37,500. In addition, beginning with the quarter ending March 31, 1995, and continuing until the end of the term of the agreement in November 1999, the subsidiary is required to pay quarterly, as a prepayment of principal, an amount equal to 100% of the excess cash flow of the purchased facilities as defined in the agreement. Such payments may not exceed a quarterly payment threshold initially set at $22,500, and in the event that the excess cash flow is less than the quarterly payment threshold, the shortfall will be added to subsequent quarters' quarterly payment threshold until such time as all shortfalls are paid. Obligations under the agreement are secured by a financing statement covering the acquired interests in the facilities.

         (D) In November 1994, certain of the Company's subsidiaries and Santa Fe settled a lawsuit with third parties. See Note 12. Santa Fe funded the Company's $2,350,000 share of the settlement with a 10-year, 9% fixed rate balloon note with interest payable annually. This note is subordinate to the Company's other lenders. The settlement was accounted for as an adjustment to the price of the AGPC Assets purchased from Santa Fe.

                      HADSON CORPORATION AND SUBSIDIARIES

(5)      LONG-TERM DEBT AND BANK BORROWINGS (Continued)

         As of December 31, 1993, annual maturities of long-term debt and bank borrowings for each of the next five years are as follows:

                                                                      (In Thousands)
                    1995                                                $     10,578
                    1996                                                       3,040
                    1997                                                       6,440
                    1998                                                       8,540
                    1999                                                       8,502
                    Thereafter                                                30,850
                                                                        ------------
                                                                        $     67,950
                                                                        ============

(6)      CAPITAL STOCK

Senior Cumulative Preferred Stock, Series A ("Senior Preferred Stock")

         On December 14, 1993, 2,080,000 shares of Senior Preferred Stock were issued to Santa Fe pursuant to the Merger. The shares have a par value of $.01, have an aggregate liquidation preference of $52,000,000, or $25 per share, and are senior in liquidation preference to all other classes of equity securities of the Company. At December 31, 1994, 2,335,907 shares of Senior Preferred Stock were outstanding. Dividends accumulate at a rate of 11.25% per annum of the liquidation preference ($2.81 per share per year) from December 14, 1993 through December 31, 1995 and 10.70% per annum ($2.67 per share per year) commencing January 1, 1996. Dividends are cumulative and are payable quarterly in arrears. Through December 31, 1995, dividends are payable only in shares of Senior Preferred Stock having a liquidation preference equal to the dividend payable. Beginning January 1, 1996, dividends are payable only in cash.

         Beginning January 1, 1999, the Senior Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at per share redemption prices which begin at $26.25 for 1999 and decrease to $25.00 for 2004 and thereafter. The Securities Purchase Agreement and the Bank Credit Agreement limit such redemption.

         Holders of Senior Preferred Stock have class voting rights in connection with certain fundamental corporate transactions, including amendments to the Company's certificate of incorporation that would alter or change the powers, preferences or special rights of such stock so as to affect them adversely, certain mergers and consolidations involving the Company that may have a material adverse effect on such powers, preferences or special rights and the creation of senior or pari passu securities. In addition, if at any time regular dividends are in an amount equal to six full quarterly regular dividend payments in arrears and unpaid, then until all such regular dividend payments shall be paid in full, the holders of the Senior Preferred Stock, voting separately as a class, will be entitled to elect two directors of the Company.

Junior Exercisable Automatically Convertible Preferred Stock, Series B ("New Junior Preferred Stock")

         On December 14, 1993, 4,983,180 shares of New Junior Preferred Stock were issued through the Merger to the holders of the 8% Junior Preferred Stock and the holders of the common stock pursuant to the conversion of such stock in the Merger. Each share of New Junior Preferred Stock has a par value of $.01 and a liquidation preference of $.75. No dividends are payable on the New Junior Preferred Stock. At December 31, 1994, 4,981,691 shares of New Junior Preferred Stock were outstanding. Each share of New Junior Preferred Stock entitles the holder to purchase one share of

                     HADSON CORPORATION AND SUBSIDIARIES

(6)      CAPITAL STOCK (Continued)

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

         Each outstanding share of New Junior Preferred Stock will automatically convert into .001 of a share of Common Stock on the earlier of
(i) the date that is 30 days after the first date (the "Trigger Date") on which the closing price per share of the Common Stock on each of the immediately preceding 40 consecutive trading days shall have exceeded 200% of the exercise price of the New Junior Preferred Stock in effect on such trading day (the Company will be required to mail a notice of such automatic conversion to each holder of shares of New Junior Preferred Stock within 10 days following the Trigger Date) or (ii) December 14, 1995.

(7)      INCOME TAXES

         The significant components of income tax (benefit) are as follows:

                                                                       Year Ended December 31,
                                                               ----------------------------------------
                                                               1992              1993              1994
                                                               ----              ----              ----
                                                                         (In Thousands)
         Current:
         Federal                                        $      (1,180)             (145)               6
         State                                                    379                60               76
                                                        -------------     -------------     ------------
                                                                 (801)              (85)              82
                                                        -------------     -------------     ------------

         Deferred:
         Federal                                                 (438)             (204)          (1,213)
         State                                                    100              (405)            (873)
                                                        -------------     -------------     ------------
                                                                 (338)             (609)          (2,086)
                                                        -------------     -------------     ------------
         Total income tax (benefit)                     $      (1,139)             (694)          (2,004)
                                                        =============     =============     ============

         Relates to:
         Continuing operations                          $      (1,139)             (616)          (2,004)
         Discontinued operations                                    -               (78)               -
                                                        -------------     -------------     ------------
                                                        $      (1,139)             (694)          (2,004)
                                                        =============     =============     ============


                      HADSON CORPORATION AND SUBSIDIARIES

(7)      INCOME TAXES (Continued)

         Reconciliations from the expected statutory income tax (benefit) to the income tax (benefit) are as follows:

                                                                            Year Ended December 31,
                                                                  ---------------------------------------
                                                                  1992             1993              1994
                                                                  ----             ----              ----
                                                                             (In Thousands)
          Expected statutory income tax (benefit)           $    (8,265)          (3,746)          (1,033)
          Increases (reductions) in taxes resulting from:
            Capital loss (utilization) carryover                   (215)          (8,491)              77
            State taxes, net of federal benefit                      19             (151)            (594)
            Amortization of goodwill                                115            1,160                -
            Gain or loss on disposition of affiliates             3,741            5,412                -
            Equity in earnings of unconsolidated
              affiliate                                           1,420              (47)             (77)
            Net operating loss carryover                          3,761            6,707              527
              Other                                              (1,715)          (1,538)            (904)
                                                            -----------      -----------      -----------
          Income tax (benefit)                              $    (1,139)            (694)          (2,004)
                                                            ===========      ===========      ===========

         Temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities that give rise to significant portions of the deferred tax liabilities at December 31, 1992, 1993 and 1994 relate to the following:

                                                                          Year Ended December 31,
                                                                  --------------------------------------
                                                                  1992             1993             1994
                                                                  ----             ----             -----
                                                                             (In Thousands)
          Property, equipment and improvements and
            related depreciation, depletion and
            amortization                                   $     3,044            13,005             12,313
          Investment in unconsolidated affiliates                  870                 -                  -
          Other                                                      -             1,263                  -
                                                           -----------       -----------        -----------
          Gross deferred tax liabilities                         3,914            14,268             12,313
                                                           -----------       -----------        -----------
          Investment in unconsolidated affiliates                    -               (10)               (84)
          Accounts receivable                                      (70)             (275)              (338)
          Accrued liabilities                                     (417)           (1,132)              (537)
          Net operating loss carryover                         (19,826)          (17,585)           (19,089)
          Capital loss carryover                               (15,561)           (6,306)               (94)
          General business credit carryover                     (8,431)           (7,887)            (7,723)
          Depletion carryover                                     (702)           (1,021)            (1,021)
                                                                   (16)                -               (374)
                                                           -----------       -----------        -----------


          Gross deferred tax assets                            (45,023)          (34,216)           (29,260)
          Deferred tax assets valuation allowance               41,629            22,647             17,730
                                                           -----------       -----------        -----------
                                                           $       520             2,699                783
                                                           ===========       ===========        ===========

                      HADSON CORPORATION AND SUBSIDIARIES

(7)      INCOME TAXES (Continued)

         The net change in the valuation allowance for deferred tax assets was a decrease of $8,561,000 in 1992, a decrease of $18,982,000 in 1993, and a decrease of $4,917,000 in 1994. The decrease in 1992 was primarily attributable to the anticipated $28,479,000 reduction of the net operating loss which would have been required had the Company made a certain election under the Internal Revenue Code of 1986, as amended. The net decrease in 1993 was primarily attributable to additional expected utilization of net operating loss carryovers against the future realization of the taxable temporary differences created as a result of the Merger. The net decrease in 1994 was primarily attributable to the expiration of capital loss carryovers for which a valuation allowance had been provided.

         At December 31, 1994, the Company has carryovers of tax benefits as follows:

                                                                                    Tax
                                                                                --------------
                                                                                (In Thousands)
               Net operating losses                                           $       121,798

               Alternative minimum tax net operating losses                   $       109,016

               General business credits                                       $         7,723

               Minimum tax credit                                             $           561

               Depletion                                                      $         3,003

         The depletion carryover is not subject to expiration. All other carryovers expire principally between 1998 and 2009.

         All of the carryovers of tax benefits generated prior to the December 16, 1992 effective date of the Company's plan of reorganization under Chapter 11 of the Bankruptcy Code (see Note 2) are, due to the greater than 50% change of ownership effected by such plan, subject to an annual limitation of $4,451,000 under sections 382 and 383 of the Code. Such annual limitation may be increased by any realized built-in gains and unused annual limitation from a prior year. Accordingly, the portion of the carryovers above not limited under section 382 consist of the $11,132,000 regular net operating loss and $10,696,000 alternative minimum tax net operating loss generated during the
period from   December 17, 1992 to December 31, 1994.

(8)      DERIVATIVE TRANSACTIONS

         The Company uses commodity-based derivative instruments to hedge exposure to price fluctuations related to the purchase or sale of natural gas for future periods generally not in excess of four years. These derivative instruments include exchange-traded futures contracts and commodity swap agreements that are settled in cash.

         At December 31, 1994, the Company had exchange-traded futures contracts with maturities through March 1996, covering 13,240,000 MMBtu of natural gas. These futures contracts permit settlement by delivery of natural gas and, therefore, are not financial instruments as defined by SFAS No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.

         The commodity swap agreements consist of fixed price swap agreements and basis swap agreements. Under these agreements, the Company receives or makes payments based on the differential between a specified price and an agreed upon price based on the actual price of natural gas. The basis swap agreements are used to supplement the futures contracts or the fixed price swap agreements.

                      HADSON CORPORATION AND SUBSIDIARIES

(8)      DERIVATIVE TRANSACTIONS (Continued)

         During the four year period ending December 31, 1998, the Company will pay either variable or fixed prices averaging $2.14 per MMBtu and receive variable or fixed prices averaging $1.74 per MMBtu on notional quantities amounting to 31,312,000 MMBtu of natural gas, for fixed price swap agreements. Under the basis swap agreements, during this same four year period, the Company will pay prices averaging $1.56 per MMBtu and receive prices averaging $1.54 per MMBtu on notional quantities amounting to 39,926,000 MMBtu of natural gas. Expected profits on anticipated sales relating to these agreements will exceed the unrealized losses on all swap agreements.

         The Company remains at risk for possible changes in the market value of hedging instruments; however, such risk should be mitigated by price changes in the underlying hedged item. The Company is also exposed to credit-related losses in the event of nonperformance by counterparties to the commodity swap agreements. The credit worthiness of counterparties is subject to continuing review, and full performance is anticipated.

         Deferred realized losses related to closed swap agreements that are hedging future firm sale commitments amounted to $894,000 at December 31, 1994. These deferred losses will be recognized in operations in 1995 when the corresponding sales transaction is completed.

(9)      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following table presents the carrying amounts and fair values of the Company's financial instruments at December 31, 1993 and 1994. SFAS No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

                                                               1993                                1994
                                                       -----------------------             ------------------------
                                                      Carrying         Fair              Carrying            Fair
                                                       Amount         Value               Amount            Value
                                                       ------         -----               ------            -----
                                                                              (In Thousands)

     Non-derivatives:
       Assets
          Cash and cash equivalents              $      2,466             2,466             3,109             3,109
          Accounts receivable                          85,097            85,097            76,045            76,045
          Other assets                                      -                 -             1,250             1,250
       Liabilities
          Bank borrowings and current
             long-term debt                             2,900             2,900            10,578            10,578
          Long-term debt                               53,900            53,900            57,372            57,372

     Derivatives:
       Assets                                               -                 -               894               894
       Liabilities                                          -                 -                 -            13,055


                      HADSON CORPORATION AND SUBSIDIARIES

(9)      FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

         The carrying amounts in the table are included in the accompanying consolidated balance sheets under the indicated captions.

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Non-derivatives

         Cash and cash equivalents and Accounts receivable: The carrying amount approximates fair value because of the short maturity of those instruments.

         Other assets: The carrying amount of the $1,250,000 in Independent Gas Holdings, Inc., Series B Cumulative Redeemable Convertible Preferred Stock approximates fair value because the securities were issued late in 1994 and were priced to approximate a market yield for similar securities.

         Bank borrowings: The carrying amount of the Bank Credit Agreement approximates fair value because the credit facility is priced at an interest rate that corresponds with a market rate.

         Current and Long-term debt: The carrying amount of the 8% senior secured notes approximates fair value because those instruments were priced to approximate a market yield for similar securities, and there has been no significant change in the market yield since their issuance in 1993. The carrying amount of the Limited Recourse Credit Agreement approximates fair value because the agreement is priced at an interest rate that corresponds with a market rate. The carrying amount of the Santa Fe 9% subordinated note approximates fair value because the note was issued late in 1994 and was priced to approximate a market yield for similar securities.

Derivatives

         The fair value generally reflects the estimated amounts that the Company would receive or pay to terminate swap agreements at the reporting date, thereby taking into account the current unrealized losses of open swap agreements. Dealer quotes are available for most of the Company's swap agreements.

(10)     EMPLOYEE BENEFIT PLANS

         Effective January 1, 1992, the Hadson Employee Stock Ownership/401(k) Savings Plan (the "Old Employee Plan"), which was organized into two parts, the Profit Sharing Portion and the ESOP Portion, was amended and restated as the Hadson Corporation Employee 401(k) Savings Plan (the "Employee Plan"). Under the Employee Plan, the ESOP Portion of the Old Employee Plan was eliminated. Additionally, the Employee Plan provides for the Company matching of a participant's contribution, which can range from 3% to 8% based upon length of service. Employees vest immediately in their contribution. The Company's contribution vests over a four-year period of service. The Company's contribution to the Employee Plan for each of the years ended December 31, 1992, 1993 and 1994 was $347,000, $351,000 and $411,000, respectively.

         The Company also has various incentive compensation plans for officers and employees. Amounts available for incentive compensation are based on various financial and operational results. For each of the years ended December 31, 1992, 1993 and 1994, such incentive compensation amounted to $121,000, $62,000 and $-0-, respectively.

                     HADSON CORPORATION AND SUBSIDIARIES

(10)     EMPLOYEE BENEFIT PLANS (Continued)

         In connection with the 1992 Restructuring, all existing stock options and warrants were cancelled and the Company implemented a new Stock Option Plan (the "Stock Plan") for the benefit of employees and non-employee directors.
The maximum number of shares of Common Stock issuable under the Stock Plan was 300,000 at December 31, 1992, 633,365 at December 31, 1993, and 3,900,000 at
December 31, 1994. The exercise price of options granted under the Stock Plan, other than incentive stock options, must be equal to the market value of the Common Stock at the date of grant. Options are exercisable in whole or in part over a 10-year period from the date of grant.

         Information as to common shares subject to options is as follows:

                                                                                  December 31,
                                                                              ----------------------
                                                                              1993              1994
                                                                              ----              ----
         Shares outstanding at beginning of year                            173,533             178,916
         Changes in shares issuable:
           Cancelled                                                        (72,950)           (152,763)
           Issued                                                            78,333           1,308,832
                                                                         ----------          ----------
         Shares outstanding at end of year                                  178,916           1,334,985
                                                                         ==========          ==========
         Shares available for grant under option plans at end of year       454,449           2,565,015
                                                                         ==========          ==========
         Price range of options outstanding                              $     2.34                2.13
                                                                                to                  to
                                                                               4.20                4.20

         Options exercisable                                                129,500             810,929
                                                                         ==========          ==========


(11)     RELATED PARTY TRANSACTIONS

         The Company and certain of its subsidiaries purchase natural gas from and sell natural gas to Santa Fe and certain of its subsidiaries. For the years ended December 31, 1993 and 1994, purchases from Santa Fe totalled approximately $29,649,000 and $99,248,000, respectively, while sales to Santa Fe totalled approximately $489,000 and $18,566,000, respectively. Trade payables to Santa Fe at December 31, 1993 and 1994, were $18,796,000 and $13,633,000, respectively, while trade receivables from Santa Fe were $328,000 and $1,604,000, respectively.

(12)      COMMITMENTS AND CONTINGENCIES

          The Company leases equipment and office facilities under non-cancellable operating leases which expire from 1994 through 2004. The leases require annual rentals of the following:

                                                (In Thousands)
              1995                                $      1,538
              1996                                         936
              1997                                         623
              1998                                         519
              1999                                         489
              Thereafter                                 2,892
                                                  ------------
                                                  $      6,997
                                                  ============

                      HADSON CORPORATION AND SUBSIDIARIES

(12)      COMMITMENTS AND CONTINGENCIES (Continued)

          Rent expense for each of the years ended December 31, 1992, 1993 and 1994 was $2,157,000, $2,611,000, and $3,824,000, respectively.

         In November 1994, Santa Fe and certain of the Company's subsidiaries settled a lawsuit with third parties related to certain of the assets sold to the Company pursuant to the Merger in December 1993. The settlement totalled $5,700,000 with the Company's share of $2,350,000 being funded by Santa Fe with a ten-year note (see Note 5).

          The Company is subject to other various legal proceedings and claims which arise in the normal course of business. In the opinion of management, based in part on consultation with counsel, the amount of ultimate liability with respect to those actions will not materially affect the Company's financial position.

                      HADSON CORPORATION AND SUBSIDIARIES

(13)      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

          Quarterly results of operations for the years ended December 31, 1993 and 1994 are as follows:

1993:

                                                   FIRST           SECOND            THIRD           FOURTH        TOTAL
                                                  -------         --------          -------         --------      -------
                                                                    (In Thousands, except per share data)
    Total revenue from continuing operations     $   132,385         121,407        123,319         146,674       523,785
                                                  ==========      ==========     ==========      ==========    ==========
    Gross profit (loss) from continuing
      operations                                 $     2,479           2,099            236          (5,627)         (813)
                                                  ==========      ==========     ==========      ==========    ==========
    Loss from continuing operations              $    (1,793)         (2,494)          (939)        (10,650)      (15,876)
                                                  ==========      ==========     ==========      ==========    ==========
    Net earnings (loss)                          $    (1,793)         (2,494)         4,742         (10,778)      (10,323)
                                                  ==========      ==========     ==========      ==========    ==========

    Net earnings (loss) attributable to
      common stock                               $    (1,793)         (2,494)         4,742         (11,071)      (10,616)
                                                  ==========      ==========     ==========      ==========    ==========
    Loss per share from continuing
      operations                                 $      (.22)           (.29)          (.15)          (1.31)        (1.93)
                                                  ==========      ==========     ==========      ==========    ==========
    Earnings (loss) per share                    $      (.22)           (.29)           .54           (1.37)        (1.27)
                                                  ==========      ==========     ==========      ==========    ==========

    Weighted average number of shares                  8,261           8,485          8,727           8,059         8,383
                                                  ==========      ==========     ==========      ==========    ==========



1994:
                                                   FIRST           SECOND            THIRD           FOURTH        TOTAL
                                                  -------         --------          -------         --------      -------
                                                                (In Thousands, except per share data)

    Total revenue from continuing operations      $   193,164        177,279        191,925         190,413       752,781
                                                  ===========     ==========     ==========      ==========    ==========
    Gross profit  from continuing
      operations                                  $     5,068          4,766          3,799           4,334        17,967
                                                  ===========     ==========     ==========      ==========    ==========
    Earnings (loss) from continuing
      operations                                  $       352            512         (1,020)           (877)       (1,033)
                                                  ===========     ==========     ==========      ==========    ==========

    Net earnings (loss)                           $       352            512         (1,020)           (877)       (1,033)
                                                  ===========     ==========     ==========      ==========    ==========
    Net loss attributable to
      common stock                                $   (1,007)           (908)        (2,496)         (2,394)       (6,805)
                                                  ===========     ==========     ==========      ==========    ==========
    Loss per share from continuing
      operations                                  $     (.04)           (.04)          (.09)           (.09)         (.26)
                                                  ===========     ==========     ==========      ==========    ==========
    Loss per share                                $     (.04)           (.04)          (.09)           (.09)         (.26)
                                                  ===========     ==========     ==========      ==========    ==========
    Weighted average number of shares                 25,690          25,691         25,691          25,691        25,690
                                                  ===========     ==========     ==========      ==========    ==========


                                                                   Schedule VIII





                      HADSON CORPORATION AND SUBSIDIARIES
                CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                      Three Years Ended December 31, 1994
                                (In Thousands)


                                                       Balance at       Additions
                                                      beginning of     charged to                       Balance at
                                                          year          expenses       Deductions       end of year
                                                      -------------   ------------    ------------     ------------

            1992:
            -----
            Reserves deducted from assets
             to which they apply:
               Allowance for doubtful accounts        $         419            360             494(a)           285
                                                      =============   ============    ============     ============
               Deferred tax assets valuation
                   allowance                          $      50,190              -           8,561           41,629
                                                      =============   ============    ============     ============
            1993
            ----

            Reserves deducted from assets
             to which they apply:
               Allowance for doubtful accounts        $         285            925             322(a)           888
                                                      =============   ============    ============     ============
               Deferred tax assets valuation
                   allowance                          $      41,629            319          19,301           22,647
                                                      =============   ============    ============     ============

            1994
            ----

            Reserves deducted from assets
             to which they apply:
               Allowance for doubtful accounts        $         888            489              90   (a)      1,287
                                                      =============   ============    ============     ============
               Deferred tax assets valuation
                   allowance                          $      22,647          1,459           6,376           17,730
                                                      =============   ============    ============     ============



(a)    Receivable write-offs, net of recoveries.

                          EXHIBIT INDEX


        EXHIBIT           DESCRIPTION
        _______           ___________


        Exhibits: (Asterisk (*) indicates exhibits incorporated herein by reference.)

       *2.01     -        Agreement of Merger, dated as of July 28, 1993, by
                          and among Santa Fe, AGPC and the Company (filed as exhibit (c)(i) to the Company's Schedule 13E-3, File
                          No. 5-14102, as amended, and incorporated herein by reference)

       *2.02     -        Amendment No. 1 to Agreement of Merger, dated as of
                          November 9, 1993, by and among Santa Fe, AGPC and the
                          Company (filed as exhibit (c)(iv) to the Company's
                          Schedule 13E-3, File No. 5-14102, as amended, and incorporated herein by reference)

        2.03     -        Agreement and Plan of Merger, dated as of February
                          10, 1995, by and among Company, Parent and Merger Sub

       *3.01     -        Restated Certificate of Incorporation of the Company
                          (filed as exhibit 4.01 to the Company's Registration
                          Statement on Form S-3, File No. 33-51373, and incorporated herein by reference)

       *3.02     -        Amended and Restated Bylaws of the Company (filed as
                          exhibit 4.2 to the Company's Registration Statement on Form S-3, File No. 33-51373, and incorporated herein by reference)

        3.03     -        Certificate of Amendment to Restated Certificate of
                          Incorporation of the Company dated November 21, 1994

       *4.01     -        Specimen certificate of the Common Stock of the
                          Company (filed as exhibit 4.3 to the Company's
                          Registration Statement on Form S-3, File No.
                          33-51373, and incorporated herein by reference)

       *4.02     -        Specimen certificate of Senior Cumulative Preferred
                          Stock, Series A, of the Company (filed as exhibit
                          4.01 to the Company's Registration Statement on Form
                          S-4, File No. 33-68224, and incorporated herein by reference)

       *4.03     -        Specimen certificate of Junior Exercisable Preferred
                          Stock, Series B, of the Company (filed as exhibit
                          4.02 to the Company's Registration Statement on Form
                          S-4, File No. 33-68224, and incorporated herein by reference)

       *4.04     -        Securities Purchase Agreement, dated as of December
                          14, 1993, between the Company and Prudential (filed as exhibit 4.2 to the Company's Current Report on Form 8-K dated December 14, 1993 and incorporated herein by reference)

        EXHIBIT           DESCRIPTION
        _______           ___________

       *4.05     -        Restated Securities Purchase Agreement, dated as of
                          December 16, 1992, by and between the Company and Prudential (filed as Exhibit 10.1 to the Company's
                          Current Report on Form 8-K dated October 15, 1992 and incorporated herein by reference)

       *4.06     -        Trust Agreement, dated as of December 14, 1993, among
                          the Company, Prudential and Liberty Bank and Trust
                          Company of Oklahoma City, N.A. as Trustee (filed as exhibit 4.3 to the Company's Current Report on Form
                          8-K dated December 14, 1993 and incorporated herein by reference)

          *9     -        Voting Agreement, dated December 14, 1993, between
                          Prudential and Santa Fe (filed as exhibit 9 to the Company's Registration Statement on Form S-4, File
                          No. 33-68224, and incorporated herein by reference)

      *10.01     -        Form of Indemnity Agreement between the Company and
                          its directors (filed as exhibit 10.02 to the Company's Registration Statement on Form S-2, File
                          No. 33-12577 and incorporated herein by reference)

      *10.02     -        Form of Employment Agreement, dated as of March 31,
                          1994, between the Company and    J. E.  Cannon (filed
                          as exhibit 10.02 to the Company's Form 10-K for the year ended December 31, 1993 and incorporated herein by reference)

      *10.03     -        Form of Employment Agreement, dated as of March 31,
                          1994, between the Company and Greg G. Jenkins (filed as exhibit 10.03 to the Company's Form 10-K for the year ended December 31, 1993 and incorporated herein by reference)

      *10.04     -        Form of Amended and Restated Employment Agreement,
                          dated as of March 31, 1994, between the Company and Robert P. Capps (filed as exhibit 10.07 to the
                          Company's Form 10-K for the year ended December 31,
                          1993 and incorporated herein by reference)

       10.05     -        Amendment to Employment Agreement, dated as of
                          November 10, 1994, between the Company and J. E.
                          Cannon.

       10.06     -        Amendment to Employment Agreement, dated as of
                          November 10, 1994, between the Company and Greg G.
                          Jenkins

       10.07     -        Amendment to Amended and Restated Employment
                          Agreement, dated as of November 10, 1994, between the Company and Robert P. Capps

       10.08     -        Employment Agreement, dated as of July 18, 1994,
                          between the Company and Thomas W. Pounds

       10.09     -        Amendment to Employment Agreement, dated as of
                          November 10, 1994, between the Company and Thomas W.
                          Pounds

       10.10     -        Employment Agreement, dated as of August 1, 1994,
                          between the Company and Richard N. Coffman

       10.11     -        Amendment to Employment Agreement, dated as of
                          November 10, 1994, between the Company and Richard N.
                          Coffman

       10.12     -        Employment Agreement, dated as of November 10, 1994,
                          between the Company and Kathleen M.  Eisbrenner

        EXHIBIT           DESCRIPTION
        _______           ___________

       10.13     -        Indemnification Agreement, dated as of December 20,
                          1994, between Company and J. Michael Adcock

       10.14     -        Indemnification Agreement, dated as of December 20,
                          1994, between Company and B. M. Thompson

       10.15     -        Indemnification Agreement, dated as of December 20,
                          1994, between Company and James L. Payne

       10.16     -        Indemnification Agreement, dated as of December 20,
                          1994, between Company and Michael J.  Rosinski

       10.17     -        Indemnification Agreement, dated as of December 20,
                          1994, between Company and J. Frank Haasbeek

       10.18     -        Indemnification Agreement, dated as of December 20,
                          1994, between Company and R. A. Walker

       10.19     -        Indemnification Agreement, dated as of December 20,
                          1994, between Company and J. E. Cannon

       10.20     -        Indemnification Agreement, dated as of December 20,
                          1994, between Company and Greg G. Jenkins

       10.21     -        Indemnity Agreement, dated as of November 10, 1988,
                          between Company and Robert P. Capps

       10.22     -        Indemnification Agreement, dated as of December 20,
                          1994, between Company and Kathleen M.  Eisbrenner

       10.23     -        Indemnification Agreement, dated as of December 20,
                          1994, between Company and Thomas W. Pounds

       10.24     -        Indemnification Agreement, dated as of December 20,
                          1994, between Company and Richard N.  Coffman

      *10.25     -        Hadson Corporation Employee 401(k) Savings Plan as
                          Amended and Restated Effective January 1, 1992 (filed as exhibit 10.16 to the Company's Form 10-K for the year ended December 31, 1991 and incorporated herein by reference)

      *10.26     -        Credit Agreement, dated as of December 16, 1992,
                          among the Company and Prudential (filed as exhibit
                          10.2 to the Company's Current Report on Form 8-K dated October 15, 1992 and incorporated herein by reference)

      *10.27     -        Credit Agreement dated as of December 14, 1993 among
                          the Company, Gas Systems, United, Western and BMO, individually and as Agent for the other Banks which may become a party thereto (filed as exhibit 10.2 to the Company's Current Report on Form 8-K dated
                          December 14, 1993 and incorporated herein by reference)

      *10.28     -        Cash Collateral Agreement, dated as of July 15, 1993,
                          by and between the Company and Prudential (filed as exhibit 10.21 to the Company's Registration Statement on Form S-4, File No. 33-68224, and incorporated herein by reference)

        EXHIBIT           DESCRIPTION
        _______           ___________

      *10.29     -        Amendment No. 1 to Cash Collateral Agreement, dated
                          as of August 31, 1993, by and among the Company and Prudential (filed as exhibit 10.27 to the Company's
                          Registration Statement on Form S-4, File No.
                          33-68224, and incorporated herein by reference)

      *10.30     -        Registration Rights Agreement dated as of December
                          14, 1993 among the Company, Santa Fe and Prudential
                          (filed as exhibit 10.2 to the Company's Current
                          Report on Form 8-K dated December 14, 1993 and incorporated herein by reference)

      *10.31     -        Form of Hadson Corporation 1992 Equity Incentive Plan
                          as amended and restated as of November 5, 1993
                          (included as Appendix V to the Proxy Statement
                          Prospectus dated April 22, 1994)

      *10.32     -        Hadson Corporation 1992 Equity Incentive Plan, as
                          amended and restated as of March 9, 1994 (filed as exhibit 10.20 to the Company's Form 10-K for the year ended December 31, 1993 and incorporated herein by reference)

      *10.33     -        Form of Master Gas Purchase Agreement dated December
                          14, 1993 among Santa Fe, SFEOP and AGPC (filed as exhibit 10.23 to the Company's Registration Statement on Form S-4, File No. 33-68224, and incorporated herein by reference)

      *10.34     -        Form of Nonstatutory Stock Option Agreement dated
                          December 13, 1993 that was entered between the Company with each of Harry G. Hadler, S. D. Wilks,
                          C.D., and Walter C. Wilson (filed as exhibit 10.28 to the Company's Registration Statement on Form S-4,
                          File No. 33-68224, and incorporated herein by reference)

      *10.35     -        Form of Nonstatutory Stock Option Agreement dated
                          December 14, 1993 that was entered into by and between the Company and each of Messrs. Payne, Haasbeek, Thompson and Rosinski (filed as exhibit
                          10.23 to the Company's Form 10-K for the year ended
                          December 31, 1993 and incorporated herein by reference)

       10.36     -        First Amendment to Credit Agreement, dated as of
                          December 30, 1994, by and among the Company, Gas
                          Systems, United, Western and BMO, individually and as Agent for the other Banks party to the Credit
                          Agreement

       10.37     -        Letter Agreement, dated as of December 15, 1994,
                          between the Company and Santa Fe amending the Gas
                          Contract

          11     -        Computation of per share earnings

          22     -        List of subsidiaries of the Company

          23     -        Consent of independent public accountants

          24     -        Powers of Attorney

          27     -        Financial Data Schedule