Form 10-K/A
period 1994-12-31
HADSON CORP
filed 1995-04-14
CIK 44801

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A


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

    Merger of Adobe Gas Pipeline Company with and into the Company


         On December 14, 1993, the stockholders of the Company approved and adopted an Agreement of Merger, dated July 28, 1993, as amended (the "Adobe Merger Agreement"), among the Company, Santa Fe Energy Resources, Inc. ("Santa Fe") and Adobe Gas Pipeline Company ("AGPC"), then an indirect, wholly-owned subsidiary of Santa Fe. Pursuant to the Adobe Merger Agreement, AGPC was merged (the "Adobe Merger") with and into the Company (which was the surviving corporation in the Adobe Merger). In addition to effecting the acquisition by the Company of AGPC, the Adobe Merger also effected a restructuring of the Company's debt and equity capitalization (including an approximate one-for-15 reverse split of the Company's Common Stock). Pursuant to the Adobe Merger Agreement, among other things:



         (i) all of the outstanding common stock of AGPC (which was owned by a wholly-owned subsidiary of Santa Fe) was converted into (A) 2,080,000 shares of Senior Cumulative Preferred Stock, Series A, par value $.01 per share, of the Company ("Series A Preferred") and (B) 10,395,665 shares of new Common Stock, par value $.01 per share, of the Company ("Company Common Stock"), which was equal to approximately 40% of the outstanding Company Common Stock, giving effect to the issuance and deposit by the Company to the "H/P Trust", described below, of 4,983,180 shares of Company Common Stock;



         (ii) each outstanding share of the Company's 8% Junior Cumulative Convertible Preferred Stock, Series B, par value $.01 per share, was converted into (A) 1.50733 shares of Company Common Stock (5,723,652 shares in the aggregate) and (B) 1.09667 shares of new Junior Exercisable Automatically Convertible Preferred Stock, Series B, par value $.01 per share, of the Company ("Series B Preferred") (4,163,852 shares in the aggregate), each share of which entitles the holder to purchase from the Company, upon surrender of such share and payment of the exercise price, one share of Company Common Stock (an aggregate of 4,983,180 shares, including the shares issuable upon the exercise of the additional shares of Series B Preferred described in clause (iii) below) at an exercise price of $3.225 per share of Company Common Stock (in each case subject to adjustment) at any time prior to the automatic conversion of such share of Series B Preferred into .001 of a share of Company Common Stock, which will occur on the second anniversary of the Adobe Merger (or earlier under certain circumstances);



         (iii) each outstanding share of the existing Common Stock, par value $.01 per share, of the Comapny was converted into (A) .06667 (approximately 1/15th) of a share of Company Common Stock (3,277,488 shares in the aggregate) and (B) approximately .01667 of a share of Series B Preferred (819,328 shares in the aggregate);



         (iv) all of the outstanding shares of the Company's Class B Common Stock, par value $.01 per share, all of which were held by The Prudential Insurance Company of America ("Prudential Insurance"), Pruco Life Insurance Company ("Pruco"), and PruSupply, Inc. (collectively, "Prudential"), were converted into the right to receive a portion of the "P Interest" in the H/P Trust, described below, which interest (in its entirety) initially represented a beneficial trust interest in 4,983,180 shares of Company Common Stock deposited by the Company to the H/P Trust (the "Trust Shares");



         (v) each outstanding share of the Company's Class C Common Stock, par value $.01 per share, all of which were held by Prudential, was converted into .06667 (approximately 1/15th) of a share of Company Common Stock (approximately 756,104 shares in the aggregate); and



         (vi) all of the outstanding shares of the Company's 7% Senior Cumulative Preferred Stock, Series A, par value $.01 per share, which had an aggregate liquidation preference of $49.5 million and were held by Prudential, were converted into (A) an aggregate of approximately 553,658 shares of Company Common Stock, (B) the right to receive the remainder of the "P Interest" in the H/P Trust and (C) the right to receive $33 million aggregate principal amount of new 8% Senior Secured Notes due 2003 (the "8% Senior Secured Notes") of the Company.



         The H/P Trust was established by the Company in connection with the Adobe Merger. The Company issued the Trust Shares to the H/P Trust immediately following the Merger. See "Item 13. Certain Relationships and Related Transactions -- Trust Agreement."



         Concurrently with the Merger, the Company and Prudential entered into a securities purchase agreement pursuant to which the Company issued, subject to cerain conditions, an additional $23.4 million of 8% Senior Secured Notes in exchange for $23.4 million of 6.20% Senior Secured Notes due 2000 (the "6.20% Senior Secured Notes") of the Company held by Prudential prior to the Adobe Merger.



         Prudential and Santa Fe entered into a voting agreement (the "Voting Agreement") in connection with the Adobe Merger. See "Item 13. Certain Relationships and Related Transactions -- Voting Agreement."

    Financial Reorganization


         In December 1992, the Company completed a restructuring of its long-term debt through a "pre-packaged" bankruptcy proceeding (the "1992 Restructuring"). On October 15, 1992, the Company filed its Chapter 11 bankruptcy petition as well as its plan of reorganization (the "Plan") in the Western District of Oklahoma. The bankruptcy court confirmed the Plan on November 30, 1992, and the Plan was consummated on December 16, 1992. Pursuant to the Plan, approximately $131,900,000 of long-term debt with the related accrued interest and certain other obligations were converted into $56,400,000 of the 6.20% Senior Secured Notes and into 49,500 shares of 7% Senior Cumulative Preferred Stock, Series A, par value $.01 per share, 3,600,000 shares of 8% Junior Cumulative Convertible Preferred Stock, Series B, par value $.01 per share, 72,704,000 shares of Class B Common Stock, 11,341,000 shares of Class C Common Stock, and 300,000 shares of Common Stock, all of which were in existence prior to the Adobe Merger and which were subsequently restructured through the Adobe Merger.


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

    Acquisition of the Company by LG&E Energy Corp.


         On February 10, 1995, the Company, LG&E Energy Corp., a Kentucky corporation ("Parent"), and Carousel Acquisition Corporation ("Merger Sub"), a Delaware corporation and an indirect wholly-owned subsidiary of Parent, entered into an Agreement and Plan of Merger (the "Merger Agreement") which sets forth the terms of a proposed merger of Merger Sub with and into the Company (the "Merger"). The Merger will be consummated on the terms and subject to the conditions set forth in the Merger Agreement, as a result of which (a) the Company will become a subsidiary of Parent and will be wholly-owned with the exception of the outstanding shares of Series B Preferred not owned by Parent subsequent to the Merger and (b) each share of Company Common Stock then outstanding (other than shares of Company Common Stock (i) held in the Company's treasury, (ii) held by any holder who shall have properly exercised, and not withdrawn or lost, appraisal rights under the Delaware General Corporation Law (the "DGCL") and (iii) beneficially owned by Parent or its subsidiaries, including, without limitation, shares of Company Common Stock held in the H/P Trust, described below) will be converted into the right to receive $2.75 in cash, without any interest thereon.



         Each share of Series A Preferred and each share of Series B Preferred issued and outstanding immediately prior to the effective time (the "Effective Time") of the Merger shall remain unchanged and outstanding and shall represent one share of Series A Preferred or Series B Preferred, as the case may be, of the Company, which will be the surviving corporation in the Merger. In accordance with its existing terms, on December 14, 1995, each share of Series B Preferred will be converted automatically into the right to receive $0.00275 in cash, without any interest thereon, based upon the existing conversion rate of one-one thousandth of a share of Company Common Stock for each share of Series B Preferred and the amount payable per share of Company Common Stock as a result of the Merger.

         Concurrently with the execution and delivery of the Merger Agreement, Parent and Merger Sub entered into Securities Purchase Agreements (the "Securities Purchase Agreements") with Prudential and Santa Fe. Pursuant to the Securities Purchase Agreement with Prudential, as amended (the "Prudential Securities Purchase Agreement"), and subject to the terms and conditions set forth therein, immediately prior to the Effective Time, Parent and Merger Sub will acquire from Prudential Insurance and Pruco the following securities (collectively, the "Prudential Securities"): (i) 1,329,771 shares of Company Common Stock, (ii) beneficial ownership pursuant to the H/P Trust (which was established by the Company in connection with the Adobe Merger) of 4,983,180 shares of Company Common Stock, (iii) 5,010 shares of Series B Preferred and
(iv) $52,900,000 aggregate principal amount of 8% Senior Secured Notes. The purchase price for the Prudential Securities is $63,000,000 plus accrued interest, if any, on the 8% Senior Secured Notes from the last interest payment date on which interest was paid in full to, but not including, the day on which the closing of the purchase of the Prudential Securities occurs. Pursuant to the Securities Purchase Agreement with Santa Fe (the "Santa Fe Securities Purchase Agreement") and subject to the terms and conditions set forth therein, immediately prior to the Effective Time, Parent and Merger Sub will acquire from Santa Fe the following securities (collectively, the "Santa Fe Securities"): (i) 10,395,665 shares of Company Common Stock, (ii) 2,335,907 shares of Series A Preferred, and (iii) $2,350,000 in aggregate principal amount of 9% Junior Notes (the "9% Junior Notes") of the Company. The purchase price for the Santa Fe Securities is $55,250,000. The parties to the Securities Purchase Agreements did not allocate among the securities to be acquired thereunder the purchase price to be paid therefor; however, if such purchase price were first allocated to the principal amount or liquidation preference of the securities other than Company Common Stock or rights and benefits under the H/P Trust in Company Common Stock, the remainder of the purchase price under the Securities Purchase Agreements allocated to Company Common Stock and rights and benefits under the H/P Trust in Company Common Stock would result in a price for Company Common Stock of substantially less than the $2.75 per share to be paid in the Merger in respect of each share of Company Common Stock (other than the shares held by Santa Fe and Prudential).


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


         In connection with its gas marketing operations, the Company purchases and takes title to gas at the wellhead, processing plants or other points of delivery primarily from independent producers and major integrated oil companies and sells such gas to industrial and institutional users, local gas distribution companies and electric utilities across the United States. It is the Company's general practice to contract for a diverse supply of gas from various geographic locations and producers to minimize its reliance on any single source or region and to maximize its ability to deliver gas to its customers by the most advantageous route. The Company believes that it has retained and increased its sources of supply because of its demonstrated ability to market and transport the quantities of gas purchased. Gas is transported under two types of service, interruptible or firm. Interruptible transportation is subject to interrruption at the option of the pipeline, and firm transportation is the highest quality transmission service and anticipates no interrruption. When interruptible transportation is used, the Company, through its subsidiaries, generally arranges for the transportation of gas from the point of purchase to the customer's delivery point. If firm transportation is used, generally this transportation is contracted for by the customer, although the Company, through its subsidiaries, has executed a limited number of firm transportation agreements.


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


         Connected to the Llano Pipeline are three natural gas processing facilities capable of processing approximately 85,000 MMBtu of natural gas per day. However, one of these facilities has been inactive for approximately seven years because it was designed to serve one particular market which was subsequently lost. These facilities extract NGLs, including propane, ethane, butanes and natural gasoline, from the natural gas stream, at which point the mixed stream of liquids is sold to United. During 1994, approximately 44 million gallons of NGLs were extracted and sold from these facilities, and approximately the same volumes were extracted and sold from these facilities during 1993. These volumes remained fairly constant from 1993 to 1994 primarily because of the fact that, in April 1994, one of the Company's gas processing plants sustained damage as a result of a fire. The plant was non-operational until October 1994 when repairs were completed. The damage to the plant was fully covered by insurance, except for a small deductible amount.



         In addition, the Company has interests in two gas processing facilities which were acquired through the Adobe Merger and which are not connected to the Llano Pipeline; however, one of these facilities was not in operation during 1994 because the facility's gas supply contract was terminated. The Company is in search of new gas supply for the facility, but, in the event such supply is not obtained, the plant can be relocated and put into operation elsewhere. These facilities produced approximately 24 million gallons of NGLs (net to AGPC's interest) during 1993, and the one operational facility produced approximately 11 million gallons of NGLs (net to the Company's interest) during 1994.


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

         The Company sold United effective January 1, 1995. See "-- Subsequent Events -- Sale of United LP Gas Corporation" above.

    Competition


         The Company, through its various subsidiaries, is a national marketer and competes with all gas pipelines, producers and other gas marketers primarily on the basis of market-responsive pricing, reliability of performance, and customer service. The Company believes that its ownership and control of gathering and transmission facilities, its detailed knowledge of market and regulatory factors affecting the industry and its ability to respond quickly and flexibly to changes in market conditions, governmental regulations and customer needs have been important factors in its success to date. The Company devotes significant management time and resources to monitoring closely federal and local gas regulation developments and, where appropriate, seeking regulatory enforcement or other appropriate action.


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

    Environmental Matters


         Except as noted in the paragraphs below, the Company believes that it is in substantial compliance with the provisions of applicable environmental regulations. The construction and operation of pipelines, plants and other facilities for transporting, gathering, processing, treating or storing natural gas and other products are subject to federal, state and local environmental laws and regulations, including those that can impose obligations to clean up hazardous substances at the locations at which the Company operates or to which it sends waste for disposal. In most instances, the applicable regulatory requirements relate to water and air pollution control or solid waste management measures. Appropriate governmental authorities may enforce these laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties, assessment and remediation requirements and injunctions as to future compliance. The Company and certain of its subsidiaries dispose of hazardous materials subject to the requirements of the federal Resource Conservation and Recovery Act and the Clean Water Act and comparable state statutes; prepare and file reports and docuemnts pursuant to the toxic Substance Control Act (the "TSCA") and the Emergency Planning and Community Right to Know Act; and obtain permits pursuant to the federal Clean Air Act and comparable state air statues. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as "Superfund," imposes liability, without regard to the fault for or legality of the original act, for release of a "hazardous substance" into the environment.



         Environmental regulation can increase the cost of planning, design, initial installation and operation of the Company's facilities.
Historically, the Company's expenditures for environmental control facilities and for remediation have not been significant in relation to its results of operations. The Company believes, however, that it is reasonably likely that the trend in environmental legislation and regulations will continue to be towards stricter standards. The Company is not aware of any future environmental standards that it believes are reasonably likely to be adopted that will have a material adverse effect on the Company's results of operations, but cannot rule out that possibility. It is not anticipated that the Company will be required in the near future to expend amounts that are material in relation to its total capital expenditures program by reason of environmental laws and regulations, but inasmuch as such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost of compliance.



         Pursuant to regulations of the United States Environmental Protection Agency (the "EPA") based on Section 8(a) of the TSCA, certain persons who manufactured for commercial purposes specified quantities of a chemical substance during 1986 and 1990 were required to submit chemical inventory update documents to the EPA. The EPA has taken the position that gas processors are entities which must make such reports for the raw natural gas liquid and residue streams which are produced at gas processing plants. The natural gas processing industry has historically taken the position that it is not required to make such reports.



         In order to assist gas processing companies in complying with the EPA's interpretation of its rules, the Gas Processors Association negotiated certain "Generic Settlement Terms" for such companies that failed to submit TSCA Inventory Update Rule Reports in 1986 and/or 1990. HGG&P elected to participate in such settlement process, and, accordingly, in the first quarter of 1995 entered into a Registration Agreement for TSCA Section 8(a) Inventory Update Rule Records Search (the "TSCA Agreement") with the EPA. Pursuant to the TSCA Agreement, HGG&P has agreed to pay a stipulated penalty which it projects will be $18,000. Additionally, while HGG&P will be required to admit that they did not file Inventory Update Reports for 1986 and 1990, it denies that such failure constitutes a violation of TSCA. The Company anticipates that a consent agreement between HGG&P and the EPA will be completed during the first half of 1995.


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

ITEM 2.  PROPERTIES

NATURAL GAS GATHERING FACILITIES


         The Company, through certain subsidiaries, owns, or has an interest in, 12 natural gas gathering systems. The Company owns a 100% interest in five of these systems, a 50% interest in two of the systems and 94%, 24.4%, 15%, 14.2% and 11.5% interests in the five remaining systems, respectively. These systems are located in Texas, New Mexico, Louisiana, Montana and Oklahoma.


TRANSMISSION FACILITIES AND RELATED PROPERTY


         The Company, through a subsidiary, owns the Llano Pipeline, a 90-mile intrastate gas pipeline system in southeastern New Mexico with a throughput capacity of 180,000 MMBtu of gas per day. The Company, through subsidiaries, owns the Power-Tex System, a 74-mile gas transmission system located in Texas. This system has a design capacity of 80,000 MMBtu of gas per day. The Company, through certain subsidiaries, also owns, or has interests in, and operates five natural gas processing plants located in southeastern New Mexico and western Texas with a total design capacity of 125,000 MMBtu of gas per day. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operation." The Company owns 100% of two of these plants and 94%, 90% and 57.25% of the three remaining plants, respectively. The Company, through a subsidiary, owns and operates an underground natural gas storage facility adjacent to the Llano Pipeline in southeastern New Mexico with a current working capacity of approximately 6 BCF of natural gas.


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


ITEM 3.  LEGAL PROCEEDINGS

FIXED PRICE CONTRACT DISPUTE


         On July 16, 1991, Western and PDH Energy Partnership, Ltd. ("PDH") entered into a Gas Purchase and Sale Contract (the "PDH Contract") obligating Western to deliver to PDH, subject to certain conditions, through 2007, all of PDH's requirements for natural gas up to a maximum of 2,000 MMBtu per day. The price to be paid by PDH for gas delivered under the PDH Contract was $1.50 per MMBtu during the first year of the contract with provisions for escalation of 4% per year during each of the first 10 years of the contract, and 6% per year thereafter. By letter dated September 15, 1993, Western notified PDH that Western was exercising its right to terminate the PDH Contract. The PDH Contract contained a provision permitting Western to terminate the PDH Contract in the event of any acts by governmental authorities which, in Western's sole judgment, are unduly burdensome or unacceptable. Western advised PDH that Western's further performance under the PDH Contract had been rendered unduly burdensome and unacceptable by reason of the adoption of FERC Order No. 636 and related subsequent orders which substantially restructured the natural gas industry. See "Item 1. Business -- Government Regulation -- Order No. 636." PDH has disputed Western's ability to terminate the PDH Contract, and attempts to settle the dispute have proven unsuccessful to date. PDH has threatened to sue Western for breach of contract. In addition, PDH's project lender has threatened suit against Western based on a consent to assignment of the PDH Contract executed by Western. If either or both of such suits should be filed, Western intends to dispute such claims (to both of which, based upon advice from outside counsel, it believes that it has meritorious defenses), but there can be no assurance that Western will prevail in either matter. While, to the knowledge of the Company, no specific damage claims have been made to date, should either PDH or the project lender, or both, prevail, the resulting judgment(s) could have a material adverse effect on the Company and its results of operations.

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


         The following table sets forth, for the periods indicated, the high and low sales prices per share of Company Common Stock, as reported on the NYSE Composite Tape. The 1993 prices have been adjusted to give effect to the approximate one-for-15 reverse split of Company Common Stock which occurred December 14, 1993 through the Adobe Merger.


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


         In December 1994, Santa Fe agreed to allow the Company to defer up to $5,000,000 otherwise due to Santa Fe for natural gas purchases for a period of 30 days. This deferral has the effect of providing the Company with an additional $5,000,000 of liquidity. The agreement with Santa Fe provides for this deferral to continue through the end of June 1995 if the Merger has not been completed before then. Effective December 31, 1994, the Company and its bank group amended the Company's revolving credit agreement. The amended agreement provides for total capacity of $75,000,000, subject to a borrowing base formula, with a $15,000,000 sub-limit for direct borrowings. Previously, the facility had provided for total capacity of $60,000,000, with $10,000,000 available for direct borrowings. Borrowings under this facility bear interest at the prime rate of interest plus 1% (9.5% at December 31, 1994). The increase in the direct borrowing sub-limit to $15,000,000 from $10,000,000 is contingent upon and is coterminous with the $5,000,000 payment deferral arrangement with Santa Fe. As of February 28, 1995, total credit capacity under the borrowing base formula amounted to approximately $67,000,000 of which $15,000,000 was utilized for direct borrowings and $52,000,000 was utilized for letters of credit, and, therefore, there was no unused capacity under this facility as of that date. The term of this revolving credit agreement expires December 31, 1995, and any amounts outstanding are due at that time. Pursuant to the Merger, it is anticipated that amounts outstanding under this revolving credit facility will be repaid with funds made available from Parent. Should the Merger not take place, the Company would anticipate extending the maturity of the facility prior to its expiration.


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


        Cash flow provided by operations amounted to approximately $3,600,000 and $3,600,000 and $3,500,000 for the years ended December 31, 1992 and 1994, respectively. During 1993, cash flow used by operations amounted to approximately $4,200,000. Cash flows provided by operating activities during 1992 were affected by certain non-cash items which include a net gain of $925,000 related to the 1992 Restructing, interest expense recognized in 1992 which was settled in the 1992 Restructuring in the amount of $12,941,000 and the Company's equity in earnings of an unconsolidated affiliate which were not remitted to the Company. For the year ended December 31, 1993, such adjustments consisted of (i) the gain on sale of the Company's remaining interest in Hadson Energy Resources Corporation ("HERC") in the amount of $6,355,000 which is a non-operating item, (ii) the write-off of goodwill in the amount of $3,077,000 and write down of NGL inventory of $1,002,000 which were non-cash charges, and
(iii) reorganization costs of $1,372,000 which were incurred but not paid in 1993. For the year ended December 31, 1994, cash flows from operating activities were reduced by a gain of $1,257,000 related to an insurance recovery related to the fire at the Hobbs plant which was recognized in 1994. For each of three years in the period ended December 31, 1994, cash flows from operating activities were adjusted to reflect non-cash items such as depreciation and amortization and deferred income taxes, as well as miscellaneous other items which are not individually or collectively material. Accurals of operating cash receipts and payments resulting from changes in trade receivables and current liabilities during each of the three years ended December 31, 1994 result from changes in the level of the Company's business activities, the 1994 reclassification of the current assets and liabilities of United as assets held for sale, and the timing of collections of accounts receivable and payment of accounts payable. During 1992, cash was provided by a decrease in inventories, primarily NGL inventories. In 1993 and 1994, natural gas imbalance inventories increased, utilizing cash in each period. Capital expenditures for 1994 amounted to approximately $14,300,000. Of this amount, approximately $3,000,000 relates to replacing portions of the Hobbs processing plant that were destroyed by a fire in April, and which was covered by insurance proceeds. Also included in 1994 capital expenditures is approximately $3,450,000 related to the acquisition of additional interests in four joint ventures, giving the Company, through its subsidiaries, 100% ownership of the Power-Tex System plus other minor facilities. Of this amount, $2,700,000 was financed with project debt which is recourse only to the additional interest acquired. An additional $520,000 included in 1994 capital expenditures is a portion of an adjustment to the purchase price of the Company's December 1993 acquisition of gas gathering, transmission and processing assets from Santa Fe. This adjustment resulted from the settlement of litigation involving the Power-Tex System. In connection with this settlement, the Company also assumed a liability of $2,350,000. This liability has been financed with a ten-year, subordinated note to Santa Fe. The note bears interest at 9%, which is payable annually, and has no principal amortization required before maturity. The note is to be acquired by Parent in connection with the Merger.



         The balance of capital expenditures in 1994 and all such amounts in 1992 and 1993 relate primarily to additions and expansions of the Company's natural gas gathering, processing, transmission and storage facilities. During the year ended December 31, 1994, cash flows from investing activities include approximately $2,500,000 related to the disposition of an undivided interest in a natural gas gathering and processing facility and approximately $3,400,000 from insurance proceeds related to the Hobbs processing plant. During 1992, the Company sold its remaining interest in HERC for proceeds of $44,000,000.



         During each of the three years ended December 31, 1994, proceeds from borrowings relate to borrowings under bank credit agreements. Net repayments of borrowings for these periods relate to reductions in long-term debt and in 1993 reflect the repayment of such long-term debt with a portion of the proceeds from the sale of HERC. Also, during each of these three years, the item "Transaction Costs Related to Restructurings" reflects legal and other costs actually paid that relate to the 1992 Restructuring and the Adobe Merger.



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


    Earnings from HERC


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

    Selling, General and Administrative


         Selling, general and administrative expenses increased slightly in 1993 as compared to 1992. This increase was due primarily to additional bad debt expense recognized in the fourth quarter of 1993. The additional bad debt expense recognized in 1993 amounted to approximately $600,000 and resulted from a review and assessment of customer accounts and changes in the financial condition of certain customers. Selling, general and administrative expenses remained relatively stable from 1993 to 1994.


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
 Investment Company, which is involved in money management.  From 1991 to October 1994, Mr.
 Bitzer served as Second Vice President of Prudential Insurance, which is an institutional investor and an insurance company, and from January 1993 to October 1994, as Vice President of the Prudential Capital Group of Prudential Insurance, which is involved in merchant banking activities on behalf of such entity.  From 1991 to 1992, Mr. Bitzer served as Vice President of the Southwestern/Energy Group of Prudential Capital Corporation, which was also in such merchant banking activities.  From 1987 to 1991, Mr. Bitzer held various positions with
 Prudential in the investment area.  Mr. Bitzer resigned from the Company's Board of Directors effective October 11, 1994.  Mr. Bitzer was considered to be a designee of Prudential pursuant to the "Voting Agreement".


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

                   MEMBERS OF BOARD OF DIRECTORS - CLASS III


         Name and Age, Principal Occupation                                                                 Director
               and Other Information                                                                          Since
         ----------------------------------                                                                 --------
      J.  MICHAEL  ADCOCK  (46)  currently practices  law  in  Shawnee, Oklahoma.    He  served as             1981
 President  and Chief Operating  Officer of the Company from  March 9, 1990 to  December 15, 1993 and Chief Executive Officer  from September 8, 1992 to December  15, 1993.  Mr. Adcock served as the Company's  General Counsel from 1983  to 1990 and as  its Secretary from 1980 to  1990.  Mr.
 Adcock is considered  to be a joint  designee of Santa Fe and  Prudential pursuant to the Voting
 Agreement.  While Mr. Adcock was serving as President and Chief Operating Officer of the Company,
 the Company underwent the 1992 Restructuring.  See "Item 1. Business -- Recent Developments --
 Financial Reorganization."

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


         ROBERT P. CAPPS (41) serves as Executive Vice President, Chief Financial Officer and Treasurer of the Company, positions he has held since January 1993, June 1991 and June 1990, respectively. Mr. Capps also served as Senior Vice President, Finance of the Company from June 1990 to January 1993, after serving as Vice President and Controller from June 1988 to June 1990. While Mr. Capps was serving as Senior Vice President, Finance, Chief Financial Officer and Treasurer of the Company, the Company underwent the 1992 Restructuring. See "Item 1. Business -- Recent Developments -- Financial Reorganization."


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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         To the Company's knowledge, based solely on a review of the copies of reports furnished to the Company and written representations of all directors and executive officers that no other reports were required with respect to their beneficial ownership of Company Common Stock during 1994, the Company's directors and executive officers and all beneficial owners of more than 10% of the Company's equity securities complied with all applicable filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to their beneficial ownership of Company Common Stock during 1994, with the exception of Messrs. Goodell, Cannon, Haasbeek and Rosinski who each filed one Form 4 late reporting one transaction each. As indicated in the table under "--Security Ownership of Certain Beneficial Owners" above, the H/P Trust may be deemed to be the beneficial owner of the shares of Company Common Stock indicated in such table. The H/P Trust has not made any filing under Section 16 (a) of the Exchange Act.


ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE



         The following table sets forth all compensation for the years ended December 31, 1994, December 31, 1993 and December 31, 1992 earned in connection with services rendered to the Company and its subsidiaries by (i) the Company's Chief Executive Officer and (ii) each of the four most highly compensated executive officers of the Company, other than the Company's Chief Executive Officer, whose total annual salary and bonus for 1994 exceeded $100,000 (the "Named Executive Officers").



                                                                                         Long-term
                                                                                        Compensation
                                                                                           Awards
                                                                                        ------------
                                             Annual Compensation                         Securities
  Name of Individual and         -------------------------------------------------       Underlying        All Other
    Principal Positions          Year      Salary($)       Bonus($)      Other ($)       Options(#)     Compensation($)
- -----------------------------    ----      ---------       --------      ---------      ------------    ---------------
J. E. Cannon                     1994       112,500              -             -         150,000         4,391 (1)
Chairman of the Board            1993             -              -             -               -             -
                                 1992             -              -             -               -             -

Greg G. Jenkins                  1994       170,000         13,733   (2)       -         200,000         7,857 (3)
President, Chief Executive       1993        42,500              -             -               -             -
Officer and Director             1992             -              -             -               -             -

Robert P. Capps                  1994       163,800              -             -          85,000        45,243 (4)
Executive Vice President, Chief  1993       163,800         35,000   (5)       -               -         8,584
Financial Officer and Treasurer  1992       156,000            685           198          26,667         8,338

Kathleen M. Eisbrenner (6)       1994       112,500              -             -          35,000        25,779 (7)
Vice President                   1993             -              -             -               -             -
                                 1992             -              -             -               -             -

C. Jeff Goodell (8)              1994       163,422    (9)       -             -          30,000        10,167 (10)
Executive Vice President -       1993       154,791              -             -               -         8,513
Natural Gas Liquids Operations   1992       147,420            625           864          26,667         8,114



(1) Includes $2,812 in matching contributions to the Hadson Corporation Employee 401(k) Savings Plan (the "401(k) Plan") and $1,579 for life insurance premiums paid by the Company for the benefit of employee.

(2) Mr. Jenkins received a sign-on bonus at the time of his employment by the Company. The bonus was paid in January 1994.

(3) Includes $4,210 in matching contributions to the 401(k) Plan, $198 for life insurance premiums paid by the Company for the benefit of employee and $3,449 in moving expenses.


(4) Includes $7,465 matching contributions to the 401(k) Plan, $306 for life insurance premiums paid by the Company for the benefit of employee, $9,000 as a relocation payment and $28,469 in moving expenses.

(5) In connection with the Adobe Merger, the Company paid to Mr. Capps a cash bonus of $35,000 in recognition of his efforts on behalf of the Company since 1991.

(6) Ms. Eisbrenner was elected to the office of Vice President on November 10, 1994 after being employed by the Company since 1989. Compensation is shown only for the year in which she was an executive officer of the Company.

(7) Includes $25,638 in moving expenses and $141 for life insurance premiums paid by the Company for the benefit of employee.


(8) Mr. Goodell resigned from the office of Executive Vice President - Natural Gas Liquids of the Company effective December 17, 1993. Until June 16, 1994, Mr. Goodell served as Chief Operating Officer of a subsidiary of the Company.


(9)      This amount includes accrued vacation pay of $8,631.


(10) Includes $8,817 in matching contributions to the 401(k) Plan and $1,350 for life insurance premiums paid by the Company for the benefit of the employee.


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


OPTIONS EXERCISED TABLE



         No stock options were exercised during 1994 by any of the executive officers named in the Summary Compensation Table set forth above. The following table sets forth the number of securities underlying the unexercised options at December 31, 1994.



                                Securities Underlying                 Value of Unexercised
                                 Unexercised Options                  in-the-Money Options
                                       (#)                                    ($)
     Name                     Exercisable/Unexercisable             Exercisable/Unexercisable
     ----                     -------------------------             -------------------------
J. E. Cannon                        37,500/112,500                             -
Greg G. Jenkins                     50,000/150,000                             -
Robert P. Capps                      47,917/63,750                             -
Kathleen M. Eisbrenner                9,194/26,694                             -
C. Jeff Goodell                      34,167/22,500                             -




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

- -------------------

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

- ---------------
*  Less than 1%

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


         During 1994, the Company purchased 53,977,229 MMBtu of gas from Santa Fe under the Gas Contract and paid Santa Fe a total of $99,248,000 for said gas.



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


         The Company funded the H/P Trust with the Trust Shares, all of which were initially allocated to Prudential's beneficial interest. Under the terms of the H/P Trust Agreement, the Company was required to instruct the transfer agent for its Series B Preferred to deliver the Conversion Proceeds to the Trustee of the H/P Trust. The Conversion Proceeds were to be allocated to Prudential's beneficial interest and remitted to Prudential on a quarterly basis (provided that an adequate number of Series B Preferred shares had been converted during the quarter, as determined under a formula specified in the H/P Trust Agreement). Simultaneously, a prescribed number of Trust Shares were to be reallocated from Prudential's beneficial interest to the Company's beneficial interest.


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

         (3) Exhibits: (Asterisk (*) indicates exhibits incorporated herein by reference.)

                 (**) Previously filed with Form 10-K dated March 30, 1995

       *2.01     -        Agreement of Merger, dated as of July 28, 1993, by
                          and among Santa Fe, AGPC and the Company (filed as exhibit (c)(i) to the Company's Schedule 13E-3, File
                          No. 5-14102, as amended, and incorporated herein by reference)

       *2.02     -        Amendment No. 1 to Agreement of Merger, dated as of
                          November 9, 1993, by and among Santa Fe, AGPC and the
                          Company (filed as exhibit (c)(iv) to the Company's
                          Schedule 13E-3, File No. 5-14102, as amended, and incorporated herein by reference)

      **2.03     -        Agreement and Plan of Merger, dated as of February
                          10, 1995, by and among Company, Parent and Merger Sub

       *3.01     -        Restated Certificate of Incorporation of the Company
                          (filed as exhibit 4.01 to the Company's Registration
                          Statement on Form S-3, File No. 33-51373, and incorporated herein by reference)

       *3.02     -        Amended and Restated Bylaws of the Company (filed as
                          exhibit 4.2 to the Company's Registration Statement on Form S-3, File No. 33-51373, and incorporated herein by reference)

      **3.03     -        Certificate of Amendment to Restated Certificate of
                          Incorporation of the Company dated November 21, 1994

       *4.01     -        Specimen certificate of the Common Stock of the
                          Company (filed as exhibit 4.3 to the Company's
                          Registration Statement on Form S-3, File No.
                          33-51373, and incorporated herein by reference)

       *4.02     -        Specimen certificate of Senior Cumulative Preferred
                          Stock, Series A, of the Company (filed as exhibit
                          4.01 to the Company's Registration Statement on Form
                          S-4, File No. 33-68224, and incorporated herein by reference)

       *4.03     -        Specimen certificate of Junior Exercisable Preferred
                          Stock, Series B, of the Company (filed as exhibit
                          4.02 to the Company's Registration Statement on Form
                          S-4, File No. 33-68224, and incorporated herein by reference)

       *4.04     -        Securities Purchase Agreement, dated as of December
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

      *10.04     -        Form of Amended and Restated Employment Agreement,
                          dated as of March 31, 1994, between the Company and Robert P. Capps (filed as exhibit 10.07 to the
                          Company's Form 10-K for the year ended December 31,
                          1993 and incorporated herein by reference)

     **10.05     -        Amendment to Employment Agreement, dated as of
                          November 10, 1994, between the Company and J. E.
                          Cannon.

     **10.06     -        Amendment to Employment Agreement, dated as of
                          November 10, 1994, between the Company and Greg G.
                          Jenkins

     **10.07     -        Amendment to Amended and Restated Employment
                          Agreement, dated as of November 10, 1994, between the Company and Robert P. Capps

     **10.08     -        Employment Agreement, dated as of July 18, 1994,
                          between the Company and Thomas W. Pounds

     **10.09     -        Amendment to Employment Agreement, dated as of
                          November 10, 1994, between the Company and Thomas W.
                          Pounds

     **10.10     -        Employment Agreement, dated as of August 1, 1994,
                          between the Company and Richard N. Coffman

     **10.11     -        Amendment to Employment Agreement, dated as of
                          November 10, 1994, between the Company and Richard N.
                          Coffman

     **10.12     -        Employment Agreement, dated as of November 10, 1994,
                          between the Company and Kathleen M.  Eisbrenner

     **10.13     -        Indemnification Agreement, dated as of December 20,
                          1994, between Company and J. Michael Adcock

     **10.14     -        Indemnification Agreement, dated as of December 20,
                          1994, between Company and B. M. Thompson

     **10.15     -        Indemnification Agreement, dated as of December 20,
                          1994, between Company and James L. Payne

     **10.16     -        Indemnification Agreement, dated as of December 20,
                          1994, between Company and Michael J.  Rosinski

     **10.17     -        Indemnification Agreement, dated as of December 20,
                          1994, between Company and J. Frank Haasbeek

     **10.18     -        Indemnification Agreement, dated as of December 20,
                          1994, between Company and R. A. Walker

     **10.19     -        Indemnification Agreement, dated as of December 20,
                          1994, between Company and J. E. Cannon

     **10.20     -        Indemnification Agreement, dated as of December 20,
                          1994, between Company and Greg G. Jenkins

     **10.21     -        Indemnity Agreement, dated as of November 10, 1988,
                          between Company and Robert P. Capps

     **10.22     -        Indemnification Agreement, dated as of December 20,
                          1994, between Company and Kathleen M.  Eisbrenner

     **10.23     -        Indemnification Agreement, dated as of December 20,
                          1994, between Company and Thomas W. Pounds

     **10.24     -        Indemnification Agreement, dated as of December 20,
                          1994, between Company and Richard N.  Coffman

      *10.25     -        Hadson Corporation Employee 401(k) Savings Plan as
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

      *10.34     -        Form of Nonstatutory Stock Option Agreement dated
                          December 13, 1993 that was entered between the Company with each of Harry G. Hadler, S. D. Wilks,
                          C.D., and Walter C. Wilson (filed as exhibit 10.28 to the Company's Registration Statement on Form S-4,
                          File No. 33-68224, and incorporated herein by reference)

      *10.35     -        Form of Nonstatutory Stock Option Agreement dated
                          December 14, 1993 that was entered into by and between the Company and each of Messrs. Payne, Haasbeek, Thompson and Rosinski (filed as exhibit
                          10.23 to the Company's Form 10-K for the year ended
                          December 31, 1993 and incorporated herein by reference)

     **10.36     -        First Amendment to Credit Agreement, dated as of
                          December 30, 1994, by and among the Company, Gas
                          Systems, United, Western and BMO, individually and as Agent for the other Banks party to the Credit
                          Agreement

     **10.37     -        Letter Agreement, dated as of December 15, 1994,
                          between the Company and Santa Fe amending the Gas
                          Contract

          11     -        Computation of per share earnings

        **22     -        List of subsidiaries of the Company

          23     -        Consent of independent public accountants

        **24     -        Powers of Attorney

          27     -        Financial Data Schedule

(B)   REPORTS ON FORM 8-K.

      No Reports on Form 8-K were filed during the quarter ended December 31, 1994.

(C)   SEE SUBITEM (a)(3) ABOVE.

(D)   SEE SUBITEM (a)(2) ABOVE.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HADSON CORPORATION


DATE: April 14, 1995                   By: /s/ GREG G. JENKINS
                                           Greg G. Jenkins,
                                           President and Chief Executive Officer

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

 /s/ MICHAEL J. ROSINSKI            *    Director                                               March 29, 1995
 Michael J. Rosinski


 /s/ B. M. THOMPSON                 *    Director                                               March 29, 1995
 B. M. Thompson


 /s/ R. A. WALKER                   *    Director                                               March 29, 1995
 R. A. Walker


*  By:/s/ ROBERT P. CAPPS
      Robert P. Capps
      (Attorney-in-fact for persons indicated)

                      HADSON CORPORATION AND SUBSIDIARIES

                         Index to Financial Statements



CONSOLIDATED FINANCIAL STATEMENTS                                         Page
                                                                          ----

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


PRICE WATERHOUSE LLP


Oklahoma City, Oklahoma
March 3, 1995

                      HADSON CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                     ASSETS


                                                                                                         December 31,
                                                                                                     -------------------
                                                                                                     1993           1994
                                                                                                     ----           ----
Current assets:
    Cash and cash equivalents                                                                $       2,466          3,109
    Accounts receivable, net of allowance for doubtful
      accounts of $888 and $1,287, respectively (includes
      amounts from related parties of $328 and $1,604, respectively)                                85,097         76,045
    Inventories                                                                                      4,386          4,858
    Assets held for sale                                                                                 -          4,635
    Prepaid expenses and other current assets                                                        9,363          5,427
                                                                                               -----------    -----------

                 Total current assets                                                              101,312         94,074
                                                                                               -----------    -----------

    Property, equipment and improvements at cost, net of accumulated depreciation
        and amortization of $32,135 and $36,094, respectively                                       99,431        101,169
    Gas supply contract                                                                              6,798          5,827
    Assets held for sale                                                                                 -          1,900
    Other assets                                                                                     2,732          2,435
                                                                                               -----------    -----------
                                                                                             $     210,273        205,405
                          LIABILITIES AND SHAREHOLDERS' EQUITY                                 ===========    ===========

    Current liabilities:
        Bank borrowings and current long-term debt                                           $       1,000         10,578
        Accounts payable (includes amounts from related parties
         of $18,796 and $13,633, respectively)                                                      87,504         86,944
        Accrued liabilities                                                                          6,137          5,861
        Deferred revenue                                                                             2,537          3,852
                                                                                               -----------    -----------
                 Total current liabilities                                                          97,178        107,235
                                                                                               -----------    -----------

    Long-term debt                                                                                  55,800         57,372
    Other long-term liabilities                                                                     15,123          1,579
    Deferred income taxes                                                                            2,699            783
    Commitments and contingencies (Note 12)
    Shareholders' equity:
        Preferred stock, par value $.01 per share
         Authorized, 25,000,000 shares -
          Senior Cumulative, Series A; issued 2,080,000 and 2,335,907
            shares, at aggregate carrying value                                                     49,000         55,029
          Junior Exercisable Automatically Convertible, Series B;
            issued 4,983,180 and 4,981,691 shares, at par value                                         50             50
        Common stock, par value $.01 per share
          Authorized 35,000,000 and 50,000,000 shares
           issued 25,689,147 and 25,690,640 shares                                                     257            257
        Additional paid-in capital                                                                 196,625        196,621
        Accumulated deficit                                                                       (206,459)      (213,521)
                                                                                               -----------    -----------
         Total shareholders' equity                                                                 39,473         38,436
                                                                                               -----------    -----------
                                                                                            $      210,273        205,405
                                                                                              =============   ===========
See accompanying notes to consolidated financial statements.

                      HADSON CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, except per share data)





                                                                                        Year Ended December 31,
                                                                                -------------------------------------
                                                                                1992             1993            1994
                                                                                ----             ----            ----
      Revenues:
          Sales (includes amounts from related parties of
            $0, $489 and $18,566, respectively)                           $      427,781         522,661          752,470
          Interest and other income                                                  478             495              311
          Gain on sale of assets                                                       -           6,355                -
          Gain on insurance recovery                                                   -               -            1,257
          Net gain on 1992 Restructuring and settlements                             925               -                -
          Equity in earnings of unconsolidated affiliate                           1,716             629                -
                                                                            ------------     -----------      -----------
                                                                                 430,900         530,140          754,038
                                                                            ------------     -----------      -----------
      Expenses:
          Cost of sales and services (includes amounts from related
            parties of  $948, $29,649 and $99,248, respectively)                 410,960         514,117          723,546
          Depreciation and amortization                                            6,111           6,280           10,957
          Write-off of goodwill                                                        -           3,077                -
          Selling, general and administrative                                     15,593          16,407           16,888
          Interest                                                                13,441           2,648            5,154
          Write down of NGL inventory                                                  -           1,002                -
          Settlement of litigation                                                 1,000             475                -
          Reorganization and other                                                     -           2,704              530
                                                                            ------------     -----------      -----------
                                                                                 447,105         546,710          757,075
                                                                            ------------     -----------      -----------
      Loss from continuing operations before income taxes                        (16,205)        (16,570)          (3,037)
      Income tax benefit                                                          (1,139)           (694)          (2,004)
                                                                            ------------     -----------      -----------
      Loss from continuing operations                                            (15,066)        (15,876)          (1,033)

      Earnings (loss) from discontinued operations, net of income
          tax benefit of $78 in 1993                                              (8,103)          5,553                -
                                                                            ------------     -----------      -----------
          Net loss                                                               (23,169)        (10,323)          (1,033)

      Preferred stock dividend requirements                                           61             293            5,772
                                                                            ------------     -----------      -----------
      Net loss attributable to common stock                                $     (23,230)        (10,616)          (6,805)


      Income (loss) per common and common equivalent share:
          Continuing operations                                            $       (5.35)          (1.93)            (.26)
          Discontinued operations                                                  (2.87)            .66                -
                                                                            ------------     -----------      -----------
          Net loss                                                         $       (8.22)          (1.27)            (.26)
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

                      HADSON CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)




                                                                                            Years Ended December 31,
                                                                                     -------------------------------------
                                                                                     1992            1993             1994
                                                                                  ----------      ----------       ----------
          Cash flows from operating activities:
              Loss from continuing operations                                   $    (15,066)        (15,876)          (1,033)
              Items not affecting cash flow:
                Depreciation and amortization                                          6,111           6,280           10,957
                Gain on insurance recovery                                                 -               -           (1,257)
                Deferred income taxes                                                   (338)           (609)          (2,086)
                Gain on sale of assets                                                     -          (6,355)               -
                Write-off of goodwill                                                      -           3,077                -
                Write down of NGL inventory                                                -           1,002                -
                Reorganization costs                                                       -           1,372                -
                Net gain on 1992 Restructuring and settlements                          (925)              -                -
                Interest settled in 1992 Restructuring                                12,941               -
                Equity in (earnings) loss of unconsolidated
                  affiliate and other                                                 (1,282)          2,203              738

          Accruals of operating cash receipts and payments, net of
              effects of acquired or sold companies:
              Change in trade receivables (includes amounts from related
                parties of $0, $(328) and $(1,276), respectively)                      5,392         (24,371)         (10,133)
              Change in inventories                                                    7,659          (2,231)          (2,377)
              Change in prepaid expenses and other current assets                       (956)         (6,056)             468
              Change in current liabilities (includes amounts from related
                parties of $-0-, $18,796 and $(5,163), respectively)                  (9,415)         37,332            8,206
              Loan origination and amendment fees                                       (537)              -                -
                                                                                  ----------      ----------       ----------

              Cash flows provided (used) by operating activities                       3,584          (4,232)           3,483
                                                                                  ----------      ----------       ----------

          Cash flows from investing activities:
              Additions to property, equipment and improvements                       (3,384)         (4,482)         (14,268)
              Dispositions of properties                                                 257             261            3,123
              Proceeds from insurance recovery                                             -               -            3,403
              Net proceeds from sale of equity investments                                 -          44,000              750
              Cash proceeds (requirements) related to discontinued
                operations                                                            (3,548)          7,339                -
              Other                                                                     (276)            143             (570)
                                                                                  ----------      ----------       ----------

              Cash flows provided (used) by investing activities                      (6,951)         47,261           (7,562)

                                                                                  ----------      ----------       ----------



                      HADSON CORPORATION AND SUBSIDIARIES

                                 (In Thousands)




                                                                                       Years Ended December 31,
                                                                                --------------------------------------
                                                                                1992              1993            1994
                                                                                ----              ----            -----
     Cash flows from financing activities:
         Proceeds from borrowings                                        $       7,970              200           9,800
         Net repayments of borrowings                                           (1,000)         (39,774)         (1,000)
         Transaction costs related to restructurings                            (4,491)          (4,434)         (4,078)
         Issuance of common stock                                                  892                -               -
                                                                           -----------      -----------     -----------
           Cash flows provided (used) by financing activities                    3,371          (44,008)          4,722
                                                                           -----------      -----------     -----------
     Net increase (decrease) in cash and cash equivalents                $           4             (979)            643
     Cash and cash equivalents at beginning of period                            3,441            3,445           2,466
                                                                           -----------      -----------     -----------
     Cash and cash equivalents at end of period                          $       3,445            2,466           3,109
                                                                           ===========      ===========     ===========
     Supplemental disclosures of cash flow information:
         Cash paid for:
         Interest (net of amounts capitalized)                           $         830            2,975           3,833
         Income taxes (net of refunds)                                              (2)             102            (185)
                                                                           -----------      -----------     -----------
                                                                         $         828            3,077           3,648
                                                                           ===========      ===========     ===========

     Supplemental disclosures of non-cash activities:
         Issuance of 6.2% Senior Secured Notes                           $      56,400           33,000               -
         Issuance of Santa Fe 9% subordinated note                                   -                -           2,350
         Retirement of debt in 1992 Restructuring:
           Convertible Subordinated Debentures                                 (27,528)               -
           11.2% Senior Notes                                                  (13,973)               -               -
           12.9% Senior Subordinated Notes                                     (75,000)               -               -
         Issuance (Retirement) of 7% Senior Preferred Stock                     42,543          (42,543)              -
         Issuance (Retirement) of 8% Junior Preferred Stock                     20,325          (20,325)              -
         Issuance (Retirement) of Class B and C Common Stock                       843             (843)              -
         Additions to property, equipment and improvements                           -           65,000           2,520
         Issuance of Senior Preferred Stock                                          -           49,000           6,029
         Issuance of Common Stock                                                                46,154               -





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


         Effective January 1, 1995, the Company sold its United LP Gas Corporation ("United") subsidiary for a total sales price of $3,100,000 that consisted of a $1,200,000 cash payment, a $1,000,000 note receivable, and $900,000 in preferred stock of the acquiring company. In addition to the $3,100,000 sales price, the Company will receive additional proceeds of $3,435,000 that represent the excess of United's current assets over current liabilities at December 31, 1994. At the January 31, 1995 closing, the Company received $1,889,000 relating to these net assets in addition to the $1,200,000 sales proceeds payment. A charge of $205,000 was recognized in the Company's results of operations for the year ended December 31, 1994 to adjust the carrying value of these net assets to net realizable value. The accompanying consolidated balance sheet includes $4,635,000 in current assets and $1,900,000 in noncurrent assets at December 31, 1994, related to the assets that were sold and the net assets that will be remitted to the Company as collected. United contributed approximately $120,069,000, $129,454,000 and $117,448,000 to consolidated revenue for each of the years ended December 31, 1992, 1993 and 1994, respectively. Pre-tax income or loss for each of these years was not material.


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


          The Company is subject to other various legal proceedings and claims which arise in the normal course of business. In the opinion of management, based in part on consultation with counsel, the amount of ultimate liability with respect to those actions will not have a material effect on the Company's consolidated financial statements.

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


                                                                     Schedule II





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

                              INDEX TO EXHIBITS


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

         (3) Exhibits: (Asterisk (*) indicates exhibits incorporated herein by reference.)

                 (**) Previous filed with Form 10-K dated March 30, 1995

       *2.01     -        Agreement of Merger, dated as of July 28, 1993, by
                          and among Santa Fe, AGPC and the Company (filed as exhibit (c)(i) to the Company's Schedule 13E-3, File
                          No. 5-14102, as amended, and incorporated herein by reference)

       *2.02     -        Amendment No. 1 to Agreement of Merger, dated as of
                          November 9, 1993, by and among Santa Fe, AGPC and the
                          Company (filed as exhibit (c)(iv) to the Company's
                          Schedule 13E-3, File No. 5-14102, as amended, and incorporated herein by reference)

      **2.03     -        Agreement and Plan of Merger, dated as of February
                          10, 1995, by and among Company, Parent and Merger Sub

       *3.01     -        Restated Certificate of Incorporation of the Company
                          (filed as exhibit 4.01 to the Company's Registration
                          Statement on Form S-3, File No. 33-51373, and incorporated herein by reference)

       *3.02     -        Amended and Restated Bylaws of the Company (filed as
                          exhibit 4.2 to the Company's Registration Statement on Form S-3, File No. 33-51373, and incorporated herein by reference)

      **3.03     -        Certificate of Amendment to Restated Certificate of
                          Incorporation of the Company dated November 21, 1994

       *4.01     -        Specimen certificate of the Common Stock of the
                          Company (filed as exhibit 4.3 to the Company's
                          Registration Statement on Form S-3, File No.
                          33-51373, and incorporated herein by reference)

       *4.02     -        Specimen certificate of Senior Cumulative Preferred
                          Stock, Series A, of the Company (filed as exhibit
                          4.01 to the Company's Registration Statement on Form
                          S-4, File No. 33-68224, and incorporated herein by reference)

       *4.03     -        Specimen certificate of Junior Exercisable Preferred
                          Stock, Series B, of the Company (filed as exhibit
                          4.02 to the Company's Registration Statement on Form
                          S-4, File No. 33-68224, and incorporated herein by reference)

       *4.04     -        Securities Purchase Agreement, dated as of December
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

      *10.04     -        Form of Amended and Restated Employment Agreement,
                          dated as of March 31, 1994, between the Company and Robert P. Capps (filed as exhibit 10.07 to the
                          Company's Form 10-K for the year ended December 31,
                          1993 and incorporated herein by reference)

     **10.05     -        Amendment to Employment Agreement, dated as of
                          November 10, 1994, between the Company and J. E.
                          Cannon.

     **10.06     -        Amendment to Employment Agreement, dated as of
                          November 10, 1994, between the Company and Greg G.
                          Jenkins

     **10.07     -        Amendment to Amended and Restated Employment
                          Agreement, dated as of November 10, 1994, between the Company and Robert P. Capps

     **10.08     -        Employment Agreement, dated as of July 18, 1994,
                          between the Company and Thomas W. Pounds

     **10.09     -        Amendment to Employment Agreement, dated as of
                          November 10, 1994, between the Company and Thomas W.
                          Pounds

     **10.10     -        Employment Agreement, dated as of August 1, 1994,
                          between the Company and Richard N. Coffman

     **10.11     -        Amendment to Employment Agreement, dated as of
                          November 10, 1994, between the Company and Richard N.
                          Coffman

     **10.12     -        Employment Agreement, dated as of November 10, 1994,
                          between the Company and Kathleen M.  Eisbrenner

     **10.13     -        Indemnification Agreement, dated as of December 20,
                          1994, between Company and J. Michael Adcock

     **10.14     -        Indemnification Agreement, dated as of December 20,
                          1994, between Company and B. M. Thompson

     **10.15     -        Indemnification Agreement, dated as of December 20,
                          1994, between Company and James L. Payne

     **10.16     -        Indemnification Agreement, dated as of December 20,
                          1994, between Company and Michael J.  Rosinski

     **10.17     -        Indemnification Agreement, dated as of December 20,
                          1994, between Company and J. Frank Haasbeek

     **10.18     -        Indemnification Agreement, dated as of December 20,
                          1994, between Company and R. A. Walker

     **10.19     -        Indemnification Agreement, dated as of December 20,
                          1994, between Company and J. E. Cannon

     **10.20     -        Indemnification Agreement, dated as of December 20,
                          1994, between Company and Greg G. Jenkins

     **10.21     -        Indemnity Agreement, dated as of November 10, 1988,
                          between Company and Robert P. Capps

     **10.22     -        Indemnification Agreement, dated as of December 20,
                          1994, between Company and Kathleen M.  Eisbrenner

     **10.23     -        Indemnification Agreement, dated as of December 20,
                          1994, between Company and Thomas W. Pounds

     **10.24     -        Indemnification Agreement, dated as of December 20,
                          1994, between Company and Richard N.  Coffman

      *10.25     -        Hadson Corporation Employee 401(k) Savings Plan as
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

      *10.34     -        Form of Nonstatutory Stock Option Agreement dated
                          December 13, 1993 that was entered between the Company with each of Harry G. Hadler, S. D. Wilks,
                          C.D., and Walter C. Wilson (filed as exhibit 10.28 to the Company's Registration Statement on Form S-4,
                          File No. 33-68224, and incorporated herein by reference)

      *10.35     -        Form of Nonstatutory Stock Option Agreement dated
                          December 14, 1993 that was entered into by and between the Company and each of Messrs. Payne, Haasbeek, Thompson and Rosinski (filed as exhibit
                          10.23 to the Company's Form 10-K for the year ended
                          December 31, 1993 and incorporated herein by reference)

     **10.36     -        First Amendment to Credit Agreement, dated as of
                          December 30, 1994, by and among the Company, Gas
                          Systems, United, Western and BMO, individually and as Agent for the other Banks party to the Credit
                          Agreement

     **10.37     -        Letter Agreement, dated as of December 15, 1994,
                          between the Company and Santa Fe amending the Gas
                          Contract

          11     -        Computation of per share earnings

        **22     -        List of subsidiaries of the Company

          23     -        Consent of independent public accountants

        **24     -        Powers of Attorney

          27     -        Financial Data Schedule

(B)   REPORTS ON FORM 8-K.

      No Reports on Form 8-K were filed during the quarter ended December 31, 1994.

(C)   SEE SUBITEM (a)(3) ABOVE.

(D)   SEE SUBITEM (a)(2) ABOVE.