Form 10-Q
period 1995-03-31
HADSON CORP
filed 1995-05-15
CIK 44801

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)
[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934.

             For the quarterly period ended    March 31, 1995
                                            --------------------

                                       OR

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

Commission file number   1-9891
                       ----------

                               HADSON CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                     31-0679954
- -------------------------------------          ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
  incorporation or organization)

 2777 Stemmons Freeway, Suite 700, Dallas, Texas                   75356-9550
- -------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

                 214-640-6800
- ----------------------------------------------------
Registrant's telephone number, including area code


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
                             -----           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

          Class                                 Outstanding at March 31, 1995
- ----------------------------------              -----------------------------
Common Stock, par value $.01                          25,710,483 shares

                      HADSON CORPORATION AND SUBSIDIARIES




                                     INDEX


PART I.   Financial Information:                                                                         Page
- --------------------------------                                                                       --------
    Item 1.   Financial Statements
              Consolidated Balance Sheets
                 December 31, 1994 and March 31, 1995 (Unaudited)                                           2


              Consolidated Statements of Operations (Unaudited)
                 Three Months Ended March 31, 1994 and 1995                                                 3


              Consolidated Statements of Cash Flow (Unaudited)
                 Three Months Ended March 31, 1994 and 1995                                                 4


              Notes to Consolidated Financial Statements (Unaudited)                                     5 - 6


    Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                    7 - 9





PART II.   Other Information:
- -----------------------------

    Item 6.   Exhibits                                                                                      10

                      HADSON CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                                                                    December 31,           March 31,
                                                                                       1994                  1995
                                                                                    -----------            --------
                                                                                                         (Unaudited)
                                     ASSETS
                                     ------

 Current assets:
      Cash and cash equivalents                                                     $     3,109                 310
      Accounts receivable, net                                                           76,045              52,781
      Inventories                                                                         4,858               4,994
      Assets held for sale                                                                4,635                   -
      Prepaid expenses and other current assets                                           5,427               4,413
                                                                                    -----------            --------
           Total current assets                                                          94,074              62,498
                                                                                    -----------            --------

 Property, equipment and improvements at costs, net                                     101,169              99,808
 Gas supply contract                                                                      5,827               5,584
 Assets held for sale                                                                     1,900                   -
 Other assets                                                                             2,435               4,158
                                                                                    -----------            --------
                                                                                    $   205,405             172,048
                                                                                    ===========            ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

 Current liabilities:
      Bank borrowings and current long-term debt                                    $    10,578              15,578
      Accounts payable                                                                   86,944              56,479
      Accrued liabilities                                                                 5,861               3,731
      Deferred revenue                                                                    3,852               2,513
                                                                                    -----------            --------
           Total current liabilities                                                    107,235              78,301
                                                                                    -----------            --------

 Long-term debt                                                                          57,372              57,260
 Other long-term liabilities                                                              1,579               1,500
 Deferred income taxes                                                                      783                 791
 Stockholder's equity:
      Preferred stock, par value $.01 per share
           Authorized, 25,000,000 shares:
           Senior Cumulative, Series A; issued 2,335,907 and 2,400,704 shares,
           at aggregate carrying value                                                   55,029              56,556
           Junior Exercisable Automatically Convertible, Series B; issued
           4,981,691 and  4,981,710 shares, at par value                                     50                  50
      Common stock, par value $.01 per share
           Authorized, 50,000,000;
           issued 25,690,640 and 25,710,483 shares                                          257                 257
      Additional paid-in capital                                                        196,621             196,621
      Accumulated deficit                                                              (213,521)           (219,288)
                                                                                    -----------            --------
           Total stockholders' equity                                                    38,436              34,196
                                                                                    -----------            --------
                                                                                    $   205,405             172,048
                                                                                    ===========            ========

          See accompanying notes to consolidated financial statements

                      HADSON CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (UNAUDITED)


                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                         1994                 1995
                                                                                         ----                 ----
 Revenues:
      Sales                                                                             $192,863             104,128
      Interest and other income                                                              301                 223
                                                                                       ---------            --------
                                                                                         193,812             104,351
                                                                                       ---------            --------


 Expenses:
      Cost of sales and services                                                         185,215             100,298
      Depreciation and amortization                                                        2,580               2,838
      Selling, general and administrative                                                  3,853               3,800
      Interest                                                                             1,164               1,639
                                                                                       ---------            --------
                                                                                         192,812             108,575
                                                                                       ---------            --------

 Earnings (loss) before income
      taxes                                                                                  352              (4,224)
 Income tax expense                                                                            -                  16
                                                                                       ---------            --------
 Net earnings (loss) from continuing operations                                              352              (4,240)
 Preferred stock dividend requirements                                                     1,378               1,527
                                                                                       ---------            --------
 Net loss attributable to common stock                                                 $  (1,026)             (5,767)
                                                                                       =========            ========

 Loss per common share and common
      equivalent share                                                                 $    (.04)           $   (.22)
                                                                                       =========            ========





          See accompanying notes to consolidated financial statements.

                      HADSON CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In Thousands)
                                  (UNAUDITED)

                                                                                     Three Months Ended
                                                                                         March 31,
                                                                                 1994                  1995
                                                                                 ----                  ----
 Cash flows from operating activities:
      Net earnings (loss)                                                      $    352                (4,240)
      Items not affecting cash flow:
           Depreciation and amortization                                          2,580                 2,838

 Accruals of operating cash receipts and payments:
           Change in trade receivables                                          (28,631)               22,939
           Change in inventories                                                   (874)                 (136)
           Change in prepaid expenses and other current assets                    2,290                 6,923
           Change in current liabilities                                         17,528               (33,171)
                                                                               --------               -------
                Cash flow used by operating activities                           (6,755)               (4,847)
                                                                               --------               -------

 Cash flows from investing activities:
      Additions to property, equipment and improvements                          (1,840)               (1,528)
      Dispositions of properties                                                  2,500                   514
      Other                                                                         (10)                 (115)
                                                                               --------               -------
                Cash flows provided (used) by investing activities                  650                (1,129)
                                                                               --------               -------

 Cash flows from financing activities:
      Net borrowings from banks                                                   7,100                 5,000
      Repayments of borrowings                                                        -                  (112)
      Transaction costs related to restructuring and merger                      (1,348)               (1,711)
                                                                               --------               -------
                Cash flows provided by financing activities                       5,752                 3,177
                                                                               --------               -------

 Net decrease in cash and cash equivalents                                         (353)               (2,799)
 Cash and cash equivalents at beginning of period                                 2,466                 3,109
                                                                               --------               -------
 Cash and cash equivalents at end of period                                    $  2,113                   310
                                                                               ========               =======


 Supplemental disclosures of cash flow information:
      Cash paid for:
           Interest (net of amounts capitalized and including amounts
                attributable to discontinued operations)                          1,357                 1,409
           Income taxes (net of refunds)                                            143                    17
                                                                               --------               -------
                                                                               $  1,500                 1,426
                                                                               ========               =======

          See accompanying notes to consolidated financial statements

                      HADSON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1995
                                  (UNAUDITED)


1. The accompanying financial information includes the financial position of Hadson Corporation and Subsidiaries (the "Company") as of December 31, 1994 and March 31, 1995, and the results of operations and changes in cash flows for the three month periods ended March 31, 1994 and 1995. The financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in the 1994 Form 10-K filed with the Securities and Exchange Commission. The financial information included herein, other than the consolidated balance sheet as of December 31, 1994, has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The consolidated balance sheet as of December 31, 1994 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 1994. Certain reclassifications have been made in the consolidated financial statements for periods presented in 1994 for consistency with amounts presented in 1995 with no effect on previously reported earnings. The information furnished includes all adjustments and accruals consisting of normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim period.

2. The results of operations for the three month period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

3. For the three month periods ended March 31, 1994 and 1995, net loss per common share is based upon the weighted average shares of common stock
       outstanding of 25,689,989 and 25,704,235 respectively.   Primary
       earnings per common share include the effect of common stock equivalents which would arise from the exercise of stock options and warrants, unless such effect would be anti-dilutive. Fully diluted earnings per common share assume the conversion of convertible debt and equity securities and common stock equivalents, unless such items would be anti-dilutive. Primary and fully diluted earnings per share are the same for all periods presented.

4. The Company and certain of its subsidiaries purchase natural gas from and sell natural gas to Santa Fe Energy Resources, Inc. ("Santa Fe") and certain of its subsidiaries. For the three month periods ended March 31, 1994 and 1995, purchases from Santa Fe totalled approximately $30,706,000 and $17,038,000, respectively, while sales to Santa Fe totalled approximately $5,065,000 and $3,732,000, respectively. Trade payables to Santa Fe at March 31, 1994 and 1995, were $10,423,000 and 10,619,000, respectively, while trade receivables from Santa Fe were $1,816,000 and $1,188,000, respectively. In November 1994, certain of the Company's subsidiaries and Santa Fe settled a lawsuit with third parties. Santa Fe funded the Company's $2,350,000 share of the settlement with a 10-year, 9% fixed rate balloon note with interest payable annually. This note is subordinate to the Company's other lenders.

5. The Company is subject to various legal proceedings and claims that arise in the normal course of business. In the opinion of management, based in part on consultation with counsel, the amount of ultimate liability, if any, with respect to those actions will not have a material effect on the company's consolidated financial statements.

6. On February 10, 1995, the Company and its two largest debt and equity holders, Santa Fe and Prudential, executed definitive agreements with LG&E Energy Corp. ("LG&E Energy") of Louisville, Kentucky, whereby LG&E Energy will acquire all of the Company's Common Stock, Senior Preferred Stock, New Senior Secured Notes, and Santa Fe 9% subordinated note for an aggregate consideration of $143,000,000 plus acquisition-related fees and expenses. Pursuant to the agreements, the Company's public shareholders will receive $2.75 in cash for each share of the Company's Common Stock. These transactions ("the Merger") were completed May 15, 1995, and resulted in the Company becoming a wholly owned subsidiary of LG&E Energy.

7. Effective January 1, 1995, the Company sold its United LP Gas Corporation ("United") subsidiary for a total sales price of $3,100,000 that consisted of a $1,200,000 cash payment, a $1,000,000 note receivable, and $900,000 in preferred stock of the acquiring company. A charge of $205,000 was recognized in the Company's results of operations for the year ended December 31, 1994, to adjust the carrying value of the net assets of United to net realizable value. United contributed approximately $27,542,000 to consolidated revenue for the three months ended March 31, 1994. Pre-tax income or loss for the same period was not material.

                      HADSON CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


A.       MATERIAL CHANGES IN FINANCIAL CONDITION

         For the three months ended March 31, 1995, the Company's earnings before interest, taxes, depreciation and amortization amounted to $216,000, as compared to $4,096,000, for the same period in 1994. This decline resulted from 1994 events that had an immediate effect within the industry. In November 1994, Sunrise Energy Company, a natural gas marketing company based in Dallas, filed bankruptcy. The creditworthiness of independent gas marketers similar to the Company began to come under even greater scrutiny. This situation was exacerbated by the Company's recent payment delays to various suppliers. In December 1994, an industry trade periodical published an article that speculated that the Company might merge or be acquired by another entity and that the impetus for such a transaction was the Company's financial position. This article had a very dramatic effect on many suppliers' perception of the Company's creditworthiness and the willingness of those suppliers to grant open trade credit. As a result of these events, the Company experienced an increased demand for letters of credit. With the new level of letter of credit demands, the Company has been unable to acquire sufficient supplies of natural gas to maintain natural gas marketing volumes at levels which had been experienced through November 1994; accordingly, volumes from December 1994 through March 1995 have been below those attained earlier in 1994.

         In order for the Company to return gas marketing volumes to levels attained during 1994, it must reestablish significant open lines of trade credit, and, to increase volumes beyond 1994 levels, even more credit capacity must be established either in the form of open trade lines or additional capacity under credit agreements pursuant to which letters of credit could be issued to suppliers. Management believes that the underlying financial stability required to grow volumes back to and beyond 1994 levels will only come from a significant restructuring and improvement in the Company's capital structure. Management anticipates that, as a result of the consummation of the Merger, this restructuring and improvement in the Company's capital structure will be accomplished during the remainder of 1995.

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



                                                    Three Months Ended
                                                        March 31,
                                                    ------------------
                                                    1994          1995
                                                    ----          ----
                                                      (In Thousands)
  Operating Profit:
       Natural gas marketing                      $  5,416        1,794

       Gas gathering, processing and                 1,727        2,036
  transmission
       Natural gas liquids  ("NGL") marketing          505            -
                                                  --------        -----
                                                  $  7,648        3,830
                                                  ========        =====


Natural Gas Marketing

         Average daily volumes and gross profit margins related to the marketing of natural gas are provided below.



                                                    Three Months Ended
                                                        March 31,
                                                   --------------------
                                                   1994            1995
                                                   ----            ----
                                                      (In Thousands)
  Natural Gas Marketing
       Sales Volumes (MMBTU/Day)                     817            745
       Average Gross Margin                         .074           .027


         Record demand for natural gas during portions of January and February 1994 in certain parts of the country resulted in enhanced margins for the Company in the first quarter of 1994.

         Natural gas volumes decreased in the first three months of 1995 as compared to 1994 as a result of the previously discussed limited access to open credit from suppliers beginning late in 1994 and continuing into 1995. Margins for the first three months of 1995 declined from the trend experienced in the later half of 1994 due to the same credit issues with suppliers and due to continuing tightening of margins resulting from competitive pressures within the industry.

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


                                                   Three Months Ended
                                                       March 31,
                                                  --------------------
                                                  1994            1995
                                                  ----            ----
                                                     (In Thousands)
Gas gathering and transmission systems:
     Natural gas throughput (MMBTU/Day)             110             128

Processing Plants:
     NGL production (MGAL/Day)                      171             201
     NGL sales price ($/GAL)                     $ .201            .208


         Natural gas throughput through the Company's gathering and transmission systems and NGL production was higher in the first three months of 1995 as compared to 1994 due to the higher utilization of pipeline systems and processing plants acquired in December 1993.

NGL Marketing

         As previously discussed, the Company sold its NGL marketing business, United, effective January 1, 1995.

Other

         Depreciation and amortization for the first quarter of 1995 are greater than in the first quarter of 1994 because of the effect of the $11,145,000 excess of 1994 capital expenditures over dispositions.

         Selling, general and administrative expenses remained stable from the first three months of 1994 to the same period in 1995.

         Interest expense was higher in the first three months of 1995 as compared to 1994 due primarily to a full utilization of the Company's bank credit agreement during the first three months of 1995.

         No recently issued accounting standards are expected to have a material effect on the Company's financial statements.

                      HADSON CORPORATION AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION





Item 6.   Exhibits

               11  -  Computation of Fully Diluted Earnings/Loss per Share.

               27  -  Financial Data Schedule.





                                   SIGNATURES


              PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                           HADSON CORPORATION
                                           -------------------------
                                           (REGISTRANT)



                                           /S/ ROBERT P. CAPPS
                                           -------------------------
                                           ROBERT P. CAPPS
                                           EXECUTIVE VICE PRESIDENT
                                           CHIEF FINANCIAL OFFICER





DATE  MAY 15, 1995

                              INDEX TO EXHIBITS




EXHIBIT
NUMBER              DESCRIPTION
- -------             -----------

   11         -  Computation of Fully Diluted Earnings/Loss per Share.

   27         -  Financial Data Schedule.